Form 10-Q
period 2023-09-30
BIP Ventures Evergreen BDC
filed 2023-11-13
CIK 1950572

As filed with the Securities and Exchange Commission on November 13, 2023

File No. 000-56550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2023

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BIP Ventures Evergreen BDC

(Exact name of registrant as specified in charter)

Delaware	93-6632897
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

3575 Piedmont Rd NE Building 15, Suite 730 Atlanta, GA 30305	30305
(Address of principal executive offices)	(Zip Code)

404-410-6476

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Shares of beneficial interest, par value $0.01 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 13, 2023, the registrant had 2,034,205 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make and the competition for those investments;

●	our ability to raise capital;

●	geo-political conditions, including revolution, insurgency, terrorism or war;

●	general economic, logistical and political trends and other external factors, including the impact of the COVID-19 pandemic, related COVID-19 variants and recent supply chain disruptions;

●	potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;

●	the ability of our portfolio companies to achieve their objectives;

●	our current and expected financing arrangements and investments;

●	changes in the general interest rate environment;

●	the adequacy of our cash resources, financing sources and working capital;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with the Adviser and its affiliates;

●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

●	the impact on our business of U.S. financial reform legislation, rules and regulations; and

●	the effect of changes in tax laws and regulations and interpretations thereof.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In addition, new risks and uncertainties emerge from time to time, and it is not possible for the Company to predict all risks and uncertainties, nor can the Company assess the impact of all factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation that the Company’s plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, the Company assumes no duty and does not undertake to update the forward-looking statements.

ii

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statement of Assets and Liabilities

September 30, 2023
(unaudited)
Assets
Investments
Non-controlled / non-affiliated investments, at fair value (cost $34,738,548)	$35,673,057
Cash and cash equivalents	20,408
Interest receivable	335,590
Total assets	$36,029,055
Liabilities
Management fees payable	$62,446
Incentive fees payable	186,902
Accrued Board of Trustees’ fees	63,000
Accrued audit and tax fees	121,250
Accrued expenses and other liabilities	25,394
Due to affiliates	31,043
Total liabilities	$490,035
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized, 1,389,542 shares issued and outstanding	13,895
Paid-in-capital in excess of par value	34,724,653
Total distributable earnings (loss)	800,472
Total net assets	35,539,020
Total liabilities and net assets	$36,029,055
Net asset value per share	$25.58

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Operations

(unaudited)

For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$315,877
Other interest income	40,121
Total investment income	355,998
Expenses:
Management fees	62,446
Incentive fees	186,902
Professional fees	128,750
Board of Trustees’ fees	63,000
Other general and administrative expenses	48,937
Total expenses	490,035
Net investment income (loss)	(134,037)
Net realized and unrealized gain (loss) on investments
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	934,509
Net realized and unrealized gain (loss) on investments	934,509
Net increase (decrease) in net assets resulting from operations	$800,472

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Changes in Net Assets

(unaudited)

	Common Shares		Paid in capital in excess	Distributable earnings	Total net
	Shares	Par amount	of par	(losses)	assets
Beginning balance	400	$4	$9,996	$-	$10,000
Net investment income (loss)	-	-	-	(134,037)	(134,037)
Net change in unrealized gain (loss) on investments	-	-	-	934,509	934,509
Issuance of common shares	1,389,142	13,891	34,714,657	-	34,728,548
Total increase for September 30, 2023	1,389,142	13,891	34,714,657	800,472	35,529,020
Balance at September 30, 2023	1,389,542	$13,895	$34,724,653	$800,472	$35,539,020

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Cash Flows

(unaudited)

For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$800,472
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of investments	(34,738,548)
Net change in unrealized (gain) loss on investments	(934,509)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(335,590)
Increase (decrease) in management fees payable	62,446
Increase (decrease) in incentive fees payable	186,902
Increase (decrease) in accrued Board of Trustees’ fees	63,000
Increase (decrease) in accrued expenses and other liabilities	146,644
Increase (decrease) in due to affiliates	31,043
Net cash provided by (used in) operating activities	(34,718,140)
Cash flows from financing activities:
Proceeds from issuance of common shares	34,728,548
Net cash provided by (used in) financing activities	34,728,548

Net change in cash	10,408
Cash and cash equivalents, beginning of period	10,000
Cash and cash equivalents, end of period	$20,408

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedule of Investments

September 30, 2023

(unaudited)

Investments	Type	Interest Rate	Maturity Date	Par Amount	Cost	Fair Value	% of Net Assets
Investments – non-controlled / non-affiliated
Enterprise SaaS
MediaFly, Inc.	Senior Secured Convertible Note	10%	3/1/2025	$33,988,548	$33,988,548	$34,923,057
Healthcare
Peregrine Health, Inc.	Senior Secured Convertible Note	7%	10/31/2023	750,000	750,000	750,000
Total Senior Secured Convertible Notes					$34,738,548	$35,673,057	100.38%
Total Investments – non-controlled / non-affiliated					$34,738,548	$35,673,057	100.38%
Total Investment Portfolio					$34,738,548	$35,673,057	100.38%

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Notes to Financial Statements

(unaudited)

Note 1. Organization

BIP Ventures Evergreen BDC (the “Company”) is an externally managed, non-diversified closed-end management investment company that is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company is taxed as a partnership under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware statutory trust on August 10, 2022 and filed its initial registration statement on Form 10 on June 20, 2023.

The Company is managed by BIP Capital, LLC, doing venture capital business as BIP Ventures (the “Investment Adviser”), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940. The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s primary investment objective is to maximize capital appreciation. The Company intends to achieve this objective primarily by investing in a portfolio primarily consisting of common and preferred equity investments, including through the use of convertible notes, in U.S.-based portfolio companies, which qualify as “eligible portfolio companies” under the 1940 Act. The Company may also invest on an opportunistic basis in “non-qualifying” investments, such as investments in non-U.S. companies that otherwise meet the Company’s objectives and strategies.

The Company is conducting a continuous and perpetual private offering (the “Private Offering”) of its Shares, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

The Shares to be issued under the Private Offering will be unlimited and have a par value of $0.01. The initial offering price for the Shares was $25.00 per Share. Thereafter, Shares will be sold at the then-current Net Asset Value (“NAV”) per Share.

The Company was initially funded on July 12, 2023, when the Investment Adviser purchased 400 shares of common beneficial interests, par value of $0.01 per share (the “Shares”), of the Company, for an aggregate purchase price of $10,000, and subsequently commenced operations on July 13, 2023 (“Commencement of Operations”). The Company completed its initial closing of capital commitments on August 24, 2023 (“Initial Closing Date”) and subsequently broke escrow and commenced investment activity.

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies, and pursuant to Regulation S-X. The Company’s first fiscal period will end on December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, and the accompanying notes thereto. Management believes that the estimates utilized in the preparation of these financial statements are reasonable and prudent. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates, and differences could be material.

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. The Company sweeps excess cash into a money market treasury fund on a daily basis to reduce the risk that deposits at individual financial institutions exceed the Federal Deposit Insurance Company insurance limit.

Income Taxes

The Company intends to be treated as a partnership for federal income tax purposes under the Code. Thus, no Federal or State income taxes are payable by the Company. Such taxes are liabilities of the shareholders, and their respective pro-rata share of net income or loss is to be included in their respective income tax returns. Therefore, no provision for income taxes has been made in the accompanying financial statements.

The Investment Adviser intends to operate the Company in a manner intended to satisfy one or more safe harbors under which interests in the Company should not be considered readily tradable on a secondary market (or the substantial equivalent hereof) and to take the position that the Company is not a publicly traded partnership that is taxed as a corporation. Further, if those safe harbors are not satisfied, the Company will not be taxed as a corporation if 90% or more of its gross income each year consists of “qualifying income,” including interest, dividends, capital gains and certain other forms of largely passive income.

Under GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50- percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current period. The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the Company’s statement of operations. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities, on-going analysis of and changes to tax laws, regulations and interpretations thereof.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. Organization costs are expensed as incurred.

Offering costs consist of costs incurred in connection with the offering of Shares of the Company, including legal fees, registration fees, and other costs pertaining to the preparation of the Company’s registration statement (and any amendments and related documents thereto) relating to the Private Offering. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months.

See Note 3 - Related Party Transactions.

Valuation of Investments

The Company values its investments, upon which its NAV is based, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5, the Company’s Board of Trustees (the “Board”) has designated the Investment Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Investment Adviser has established a valuation committee (the “Valuation Committee”) to carry out the ongoing fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation of the Company’s investments.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, the Investment Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Investments that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Investment Adviser, as valuation designee, based on, among other things, the input of the Valuation Committee and independent third-party valuation firm(s).

As part of the valuation process, the Investment Adviser takes into account relevant factors in determining the fair value of the Company’s investments, including, but not limited to:

●	the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity);

●	the nature and realizable value of any collateral or expected cash proceeds upon exit;

●	recent transactions of the portfolio company or peers;

●	the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;

●	the markets in which the portfolio company does business;

●	a comparison of the portfolio company’s securities to any similar publicly traded securities;

●	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future; and

●	when an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Investment Adviser considers whether the pricing indicated by the external event corroborates its valuation and may be incorporated into the valuation of our investments.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Investment Adviser, as valuation designee, has approved a multi-step valuation process that will be performed on a quarterly basis, as described below:

●	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Investment Adviser in consideration of the factors noted above;

●	Preliminary valuation conclusions are then documented, discussed with, and reviewed by the Valuation Committee of the Investment Adviser;

●	Independent valuation firms are engaged by the Investment Adviser to conduct independent reviews to provide positive assurance on a rotational, sample basis by reviewing the Investment Adviser’s valuations and making their own independent assessment;

●	The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of the Valuation Committee and the applicable independent valuation firm; and

●	The Audit Committee oversees the valuation designee, and will report to the Board on any valuation matters requiring the Board’s attention.

This valuation process is conducted on a quarterly basis.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, the Investment Adviser applies the valuation policy approved by the Company’s Board that is consistent with ASC 820.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Investment transactions will be recorded on the trade date. The Company will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, including accrued interest, without regard to unrealized gains or losses previously recognized. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. It does not accrue as a receivable interest on loans and debt securities for accounting purposes if it has reason to doubt its ability to collect such interest.

Note 3. Related Party Transactions

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company. As part of its advisory and management services, the Investment Adviser will also provide administrative and compliance services to the Company.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company expects to pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee (“Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the base Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

Management Fee:

The Company will pay the Investment Adviser a base Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters. The Board will assess the base Management Fee and has the discretion to reduce the base Management Fee or grant a temporary waiver of the fee if determined to be appropriate.

For the first calendar quarter in which the Company had investment activity, beginning net assets were measured as of the date on which the Company broke escrow on the Initial Closing Date. For the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, the Company recorded a base Management Fee of $62,446.

Incentive Fee:

The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company will accrue quarterly, but will not pay, the Incentive Fee with respect to unrealized appreciation. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

In determining the Incentive Fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

The Company has recorded an Incentive Fee of $186,902 for the unrealized appreciation on its investments for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, whereby the Investment Adviser has agreed to pay all of the Company’s organization and offering costs related to the Private Offering of its Shares. The Company has agreed to reimburse the Investment Adviser for such advanced expenses up to $500,000 when the Company has raised $250 million from external subscribers.

As of September 30, 2023, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of September 30, 2023, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to July 13, 2023, and as such, are not presented on the statement of operations as an expense and corresponding waiver of expense for the period from July 13, 2023 (“Commencement of Operations” through September 30, 2023.

Due to Affiliates

The Investment Adviser has paid certain expenses, other than organization and offering costs, on behalf of the Company. The amount owed to the Investment Adviser as of September 30, 2023 is $31,043.

Note 4. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated investments. The Company does not have any controlled or affiliated investments held as of September 30, 2023.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$34,738,548	$35,673,057	100.0%
Total	$34,738,548	$35,673,057	100.0%

The industry composition of investments at fair value was as follows:

September 30, 2023
Enterprise SaaS	97.9%
Healthcare	2.1%
Total	100.0%

As of September 30, 2023 and for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
MediaFly, Inc.	87.5%	96.9%

The portfolio company is required to pay the cumulative accrued interest on the senior secured convertible note, along with the principal, at the maturity date. Failure of this portfolio company to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations which would impact its ability to make distributions to shareholders in the future.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following is a summary of the inputs used, as of September 30, 2023, involving the Company’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$35,673,057	$35,673,057
Total	$-	$-	$35,673,057	$35,673,057

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023:

	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
	Senior secured convertible notes	Total Investments
Fair value, beginning of period	$-	$-
Purchases of investments	34,738,548	34,738,548
Net change in unrealized gain (loss)	934,509	934,509
Fair Value, End of Period	35,673,057	35,673,057
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2023	934,509	934,509

The following provides information on Level 3 investments held by the Company that were valued at September 30, 2023, based on unobservable inputs.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior secured convertible note	$34,923,057	Discounted cash flow	Discount rate	46% - 46% (46%)	Decrease
Senior secured convertible note	750,000	Recent transaction	Transaction price	N/A	N/A
Total	$35,673,057

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Additionally, from time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and the Company’s allocation may change prior to the date of funding. In this regard, as of September 30, 2023, the Company had $11 million of investments that were committed but not yet funded.

See Note 3 – Related Party Transactions.

Note 7. Borrowings

As of September 30, 2023, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per share par value. On July 12, 2023, the Investment Adviser purchased 400 shares of common beneficial interests, par value of $0.01 per share, of the Company, for an aggregate purchase price of $10,000.

On August 24, 2023, the Company broke escrow and issued 1,389,142 Shares for total proceeds of $34,728,548 as payment for such Shares.

The following table summarizes transactions in Shares for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023:

	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
	Shares	Amount
Shares
Subscriptions	1,389,142	$34,728,548
Net increase (decrease)	1,389,142	$34,728,548

Net Asset Value per Share and Offering Price

Subscriptions will be accepted on a continuous basis and Shares will be issued at periodic closings at a per-share price generally equal to the Company’s quarterly NAV per share as determined by the Board (including any committee thereof). The Company intends to issue shares on a quarterly basis, subject to consideration of the investment opportunities that arise.

The following table summarizes each NAV per share on which Shares have been issued during the year:

		NAV Per Share
As of	Effective date	Shares
July 12, 2023	July 12, 2023	$25.00
August 24, 2023	August 24, 2023	$25.00
September 30, 2023	October 1, 2023 (final number of shares determined on October 11, 2023)	$25.58

Distributions

The Company did not make any cash distributions to its shareholders for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023.

Share Repurchase Program

The Company does not intend to list its shares on a securities exchange and does not expect there to be a public market for its shares.

Three years after the date on which the Company breaks escrow for the initial Private Offering of shares, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to repurchase annually between 4% and 9% of outstanding Shares (by number of Shares). Under the share repurchase program, to the extent the Company offers to repurchase Shares during an annual period, the Company expects to repurchase Shares pursuant to tender offers as of the applicable quarter-end using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. The repurchase request period will be 20 days after the program has been announced. The repurchase of Shares will not occur until at least 60 days after the shareholder has notified the Company in writing of their intention to tender. Further, the repurchase price will not be established until at least 60 days after receipt of the shareholder’s intention to tender.

The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders, such as when a repurchase offer would place an undue burden on liquidity, adversely affect operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available annually. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

The Company did not make any share repurchases for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023.

Note 9. Financial Highlights

The financial highlights for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023 are as follows:

For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Common Shares
Per Share Activity
Net asset value, beginning of period	$25.00
Net investment income (loss)[1]	(0.09)
Net realized and unrealized gain (loss)[1]	0.67
Net increase (decrease) in net assets resulting from operations	0.58
Net asset value, end of period	$25.58
Total return as of September 30, 2023[2]	2.30%
Number of Shares outstanding as of September 30, 2023	1,389,542
Ratios to Average Net Assets:
Net assets, end of period	$35,539,020
Ratio of net investment income (loss) to average net assets[3] [4]	5.57%
Ratio of total expenses to average net assets[3] [4]	4.85%
Portfolio turnover[5]	0.00%
Supplemental data:
Ratio of total expenses, excluding incentive fees[3] [4]	4.32%

1	Calculated based on weighted average shares outstanding during the period.
[2]	Total return is not annualized. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per share divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
[3]	The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees). Certain income and expense line items (i.e., interest income on investments, management fees, insurance fees) contain activity that only occurred during a portion of the quarter. As such, these line items were annualized using a pro-rated days calculation.
[4]	Average net assets were calculated as the average of the asset balance as of the Initial Closing Date and as of September 30, 2023.
[5]	No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of October 1, 2023, the Company sold 644,663 Shares at a NAV price of $25.58 per share (with the final number of shares being determined on October 11, 2023) to accredited investors in a private placement of Shares for an aggregate purchase price of $16,490,475.

Investments

On October 19, 2023, the Company invested an additional $11 million into senior secured convertible notes of MediaFly, Inc. The follow-on investment has the same terms as the previously made investment during the period ended September 30, 2023.

On October 19, 2023, the Company invested $4 million into Peregrine Health, Inc.’s Series A-1 equity financing round. As part of the financing round, the Company’s convertible notes converted into Series A-1 with a cost of basis of $757 thousand, which includes principal cost and accrued interest.

There are no other subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

BIP Ventures Evergreen BDC (the “Company,” “we,” “us,” or “our”) is an externally managed, non-diversified closed-end management investment company focused on investing in a portfolio consisting of common and preferred equity investments, including convertible notes, in target U.S.-based portfolio companies, which qualify as “eligible portfolio companies” under the 1940 Act. The Company has elected to be regulated as a BDC under the 1940 Act. In addition, for tax purposes, the Company intends to be taxed as a partnership under the Code.

The Company intends to achieve its investment objectives by investing at least 70% of the Company’s net assets (plus the amount of borrowings for investment purposes) in portfolio companies that qualify as eligible portfolio companies under the 1940 Act, with its core focus on investments in SaaS companies operating within the healthcare, media, and technology sectors. The Company may also invest in other strategies and opportunities from time to time that it views as attractive.

The Company anticipates conducting one or more private placements of its Shares to investors in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to enter into separate Subscription Agreements with a number of investors in each Private Offering. Subscriptions will be effective only upon the Company’s acceptance, and the Company reserves the right to reject any subscription in whole or in part. All purchases will be made at a per-share price as determined by the Board (including any committee thereof). The per-share price shall be at least equal to the net asset value per Share. The Board (including any committee thereof) may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, to ensure that investors acquiring Shares in the Company after other investors have already done so are apportioned their pro rata portion of the Company’s organizational and offering expenses.

The Company was initially funded on July 12, 2023 when the Investment Adviser purchased 400 shares of common beneficial interests, par value of $0.01 per Share, of the Company, for an aggregate purchase price of $10,000. The Company completed its initial closing of capital commitments on August 24, 2023 and subsequently broke escrow and commenced investment activity. On the Initial Closing Date, the Company issued and sold 1,389,142 Shares for net proceeds of $34,728,548 as payment for such Shares.

Key Components of Our Results of Operations

Investments

We invest primarily in common and preferred equity investments, including convertible notes, in U.S.-based private companies in sectors including, but not limited to, healthcare IT, fintech, cybersecurity, enterprise SaaS, software tools, frontier technology and media technology.

The Company’s level of investment activity can and is expected to vary substantially from period to period depending on many factors, including the amount of capital available to target portfolio companies, the general economic environment, and the competitive environment for the type of investments we make.

Revenues

The Company generates revenue primarily in the form of capital gains on our equity investments in our portfolio companies. We also generate revenue in the form of interest or dividends on these investments as well as interest earned on cash and cash equivalents held at financial institutions.

Expenses

Operating Expenses

The Investment Adviser shall bear its own costs incurred in providing investment advisory services to the Company, including all personnel expenses. The Company will be responsible for all costs and expenses relating to the Company’s activities, investments and ongoing business, including:

●	all costs and expenses attributable to acquiring or originating, holding, and disposing of investments;

●	the actual costs incurred by the Investment Adviser or third party engaged by the Investment Adviser in connection with management and servicing of the Company’s investments, as applicable, provided that the Company’s responsibility for such costs shall be limited to an amount that is usual and customary for the provision of such services in the geographic area of the investment, as applicable;

●	legal, accounting, auditing, banking, consulting, and other fees and expenses, including reimbursement to the Investment Adviser for the cost of specific services provided by the Investment Adviser or its affiliates, which would otherwise be provided by third party experts such as tax and legal services;

●	all reasonable out-of-pocket fees and expenses incurred by the Company, the Investment Adviser, or their respective affiliates, partners, agents, officers, and employees relating to the investigation of investment, syndication, and investment repayment opportunities for the Company, whether or not consummated, and the fees and expenses of due diligence associated therewith;

●	the fees payable to the Investment Adviser, or any of their respective affiliates for services provided, including the base management fee and incentive fee;

●	any taxes, fees, and other governmental charges levied against the Company; and

●	all other expenses incurred by the Investment Adviser or any of its affiliates in connection with administering the Company’s business, including expenses incurred by the Investment Adviser, or any of its affiliates in performing administrative services for the Company, and the cost of any third-party service providers, including any sub-administrator, transfer agent, or custodian engaged to assist the Investment Adviser or any of its affiliates with the provision of administrative services for the Company or on the Company’s behalf.

From time to time, the Investment Adviser may pay third-party providers of goods or services. The Company will reimburse the Investment Adviser for any such amounts paid on the Company’s behalf.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, whereby the Investment Adviser has agreed to pay all of the Company’s organization and offering costs related to the Private Offering of its Shares. The Company has agreed to reimburse the Investment Adviser for such advanced expenses up to $500,000 when the Company has raised $250 million from external subscribers.

As of September 30, 2023, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of September 30, 2023, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to July 13, 2023 and as such, are not presented on the statement of operations as an expense and corresponding waiver of expense for the period from July 13, 2023 (“Commencement of Operations” through September 30, 2023.

Portfolio and Investment Activity

For the period ended September 30, 2023, the Company acquired $34.7 million aggregate principal amount of investments as further described below. The initial portfolio is seeded with promising early investments and the pipeline is robust.

On August 29, 2023, the Company invested $34.0 million into a senior secured convertible note of MediaFly, Inc., a comprehensive revenue enablement platform for large enterprises. The convertible note has an interest rate of 10% and matures on March 1, 2025, with various exit scenario options at maturity.

On September 1, 2023, the Company invested $750 thousand into a senior secured convertible note of Peregrine Health, Inc., which operates mental health clinics and a telehealth network that together aim to provide the full continuum of care for mental health patients across the United States. The convertible note has an interest rate of 7% and a maturity date of October 31, 2023. On October 19, 2023, as part of the Series A-1 equity financing round, the Company converted its cost basis plus accrued interest into preferred Series A-1, amounting to $757 thousand.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Investments:
Total investments, beginning of period	$-
New investments purchased	34,738,548
Investments sold	-
Total Investments, End of Period	$34,738,548

Number of portfolio companies	2
Weighted average yield on convertible notes, at cost	9.94%
Weighted average yield on convertible notes, at fair value	9.94%

The weighted average yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date. There can be no assurance that the weighted average yield will remain at its current level.

Our investments consisted of the following:

	September 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$34,738,548	$35,673,057	100.0%
Total	$34,738,548	$35,673,057	100.0%

The industry composition of investments at fair value was as follows:

September 30, 2023
Enterprise SaaS	97.9%
Healthcare	2.1%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$34,738,548	$35,673,057	100.0%
Total	$34,738,548	$35,673,057	100.0%

The Investment Adviser monitors our portfolio companies on an ongoing basis, including financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;

●	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

●	participation at Board meetings through a designated seat or as an observer;

●	comparisons to other companies in the portfolio company’s industry; and

●	review of monthly or quarterly financial statements and financial metrics for portfolio companies.

Results of Operations

On July 12, 2023, the Investment Adviser purchased 400 Shares for an aggregate purchase price of $10,000. On August 24, 2023, the Company accepted $34.7 million of subscriptions, broke escrow, and commenced investment activities. The following table represents the operating results:

For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Total investment income	$355,998
Net expenses	490,035
Net investment income	(134,037)
Net unrealized gain (loss)	934,509
Net realized gain (loss)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$800,472

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Interest income	$355,998
Total Investment Income	$355,998

For the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, total investment income was $355,998, the majority of which was driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Management fees	$62,446
Incentive fees	186,902
Professional fees	128,750
Board of Trustees’ fees	63,000
Other general and administrative expenses	48,937
Total expenses	$490,035

Management Fees

For the period ended September 30, 2023, management fees were $62,446. Management fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters. For the first calendar quarter in which the Company had investment activity, beginning net assets were measured as of the date on which the Company broke escrow on the Initial Closing Date.

Incentive Fees

For the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, incentive fees were $186,902. The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company will accrue quarterly, but will not pay, the Incentive Fee with respect to unrealized appreciation. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

Other Expenses

Professional fees include legal, audit, tax, and valuation fees incurred related to the management and reporting of the Company. Other general and administrative expenses include administration fees, custody fees, and insurance costs.

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. For additional information, see Note 3 – Related Party Transactions.

Income Taxes

The Company intends to elect to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that distribute to our shareholders from our tax earnings and profits. For the period ended September 30, 2023, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Net change in unrealized gain (loss) on investments	$934,509
Net Unrealized Gain (Loss) on Investments	$934,509

The net change in unrealized gains for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023 was due to the appreciation of value in one of the Company’s portfolio investments.

Financial Condition, Liquidity and Capital Resources

The Company generates cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of its investments. It may also fund a portion of its investments through borrowings from banks and issuances of senior securities, including before it has fully invested the proceeds of the Private Offering. While credit facilities are permitted to be utilized, we do not expect them to be a large portion of the funding of investments. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders.

Net Assets

In connection with the formation, the Company has the authority to issue unlimited common shares, $0.01 per share par value. On July 12, 2023, the Investment Adviser purchased 400 shares to capitalize the Company. On August 24, 2023, the Company accepted subscription requests, broke escrow, and commenced investment activities.

The following table sets forth share issuances through the period ended September 30, 2023.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548

No distributions or repurchases occurred during the period ended September 30, 2023. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations as of September 30, 2023.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2023, the Company had $11 million of investments that are committed but not yet funded.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2023, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

●	the Investment Advisory Agreement

●	the Expense Support and Conditional Reimbursement Agreement

See Note 3 – Related Party Transactions.

Recent Developments

Subscriptions

As of October 1, 2023, the Company sold 644,663 Shares at a NAV price of $25.58 per share (with the final number of shares being determined on October 11, 2023) to accredited investors in a private placement of Shares for an aggregate purchase price of $16,490,475.

Effective Date	NAV	Shares	Amount
October 1, 2023	$25.58	644,663	$16,490,475

Investment Activity

On October 19, 2023, the Company invested an additional $11 million into senior secured convertible notes of MediaFly, Inc. The follow-on investment has the same terms as the previously made investment from the period ended September 30, 2023.

On October 19, 2023, the Company invested $4 million into Peregrine Health, Inc.’s Series A-1 equity financing round. As part of the financing round, the Company’s convertible notes converted into Series A-1 with a cost of basis of $757 thousand, which includes principal cost and accrued interest.

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Change in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Investments

The Company values its investments, upon which its NAV is based, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5, the Board has designated the Investment Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Investment Adviser has established a valuation committee (the “Valuation Committee”) to carry out the ongoing fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation of the Company’s investments.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Investments that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by the Investment Adviser, as valuation designee, based on, among other things, the input of the Valuation Committee and independent third-party valuation firm(s).

As part of the valuation process, the Investment Adviser takes into account relevant factors in determining the fair value of our investments, including, but no limited to:

●	the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity);

●	the nature and realizable value of any collateral or expected cash proceeds upon exit;

●	recent transactions of the portfolio company or peers;

●	the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;

●	the markets in which the portfolio company does business;

●	a comparison of the portfolio company’s securities to any similar publicly traded securities;

●	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future; and

●	when an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Investment Adviser considers whether the pricing indicated by the external event corroborates its valuation and may be incorporated into the valuation of our investments.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Investment Adviser, as valuation designee, has approved a multi-step valuation process that will be performed on a quarterly basis, as described below:

●	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Investment Adviser in consideration of the factors noted above;

●	Preliminary valuation conclusions are then documented, discussed with, and reviewed by the Valuation Committee of the Investment Adviser;

●	Independent valuation firms are engaged by the Investment Adviser to conduct independent reviews to provide positive assurance on a rotational, sample basis by reviewing the Investment Adviser’s valuations and making their own independent assessment;

●	The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of the Valuation Committee and the applicable independent valuation firm; and

●	The Audit Committee oversees the valuation designee, and will report to the Board on any valuation matters requiring the Board’s attention.

This valuation process is conducted on a quarterly basis.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Our accounting policy regarding the fair value of our investments is critical because the determination of fair value involves subjective judgments and requires the use of estimates. Due to the inherent uncertainty of determining fair value measurements, the fair values of our investments may differ from the amounts that we ultimately realize or collect from sales or maturities of our investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of an investment may cause the gains or losses ultimately realized on our investments to be different than the unrealized gains or losses reflected herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. For additional information concerning these risks and their potential impact on our business and our operating results, see the risk factors in our amended registration statement on Form 10, filed with the SEC on August 25, 2023.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid equity and debt securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Investment Adviser, based on, among other things, input from independent third-party valuation firms engaged to review our investments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we are required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on our investments to be different than the unrealized gains or losses reflected in the valuations currently recorded.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of September 30, 2023. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively or negatively.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Investment Adviser is currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company or the Investment Adviser.

From time to time, the Company or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company’s portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed in our amended registration statement on Form 10, filed with the SEC on August 25, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Agreement and Declaration of Trust

3.2	Bylaws

10.1*	Expense Support and Conditional Reimbursement Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIP Ventures Evergreen BDC

By:	/s/ Mark Buffington
	Name:	Mark Buffington
	Title:	Chief Executive Officer and Chairman of the Board of Trustees

Date: November 13, 2023

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
	Name:	Todd Knudsen
	Title:	Chief Financial Officer

Date: November 13, 2023