Form 10-K
period 2023-12-31
BIP Ventures Evergreen BDC
filed 2024-03-21
CIK 1950572

As filed with the Securities and Exchange Commission on March 21, 2024

File No. 000-56550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2023

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 21, 2024, the registrant had 2,414,208 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make and the competition for those investments;

●	our ability to raise capital;

●	geo-political conditions, including revolution, insurgency, terrorism or war;

●	general economic, logistical and political trends and other external factors, including the impact of the COVID-19 pandemic, related COVID-19 variants and supply chain disruptions;

●	potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;

●	the ability of our portfolio companies to achieve their objectives;

●	our current and expected financing arrangements and investments;

●	changes in the general interest rate environment;

●	the adequacy of our cash resources, financing sources and working capital;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with the Adviser and its affiliates;

●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations; and

●	the effect of changes in tax laws and regulations and interpretations thereof.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In addition, new risks and uncertainties emerge from time to time, and it is not possible for the Company to predict all risks and uncertainties, nor can the Company assess the impact of all factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation that the Company’s plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, the Company assumes no duty and does not undertake to update the forward-looking statements.

ii

PART I

Item 1. Business

The Company

BIP Ventures Evergreen BDC (the “Company”) is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer, excluding limitations on investments in other investment companies.

The Company is externally managed by its investment adviser, BIP Capital, LLC, doing venture capital business as BIP Ventures, (the “Investment Adviser” or “BIP Ventures”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. As part of its advisory and management services, the Investment Adviser provides administrative and compliance services to the Company.

The Company’s primary investment objective is to maximize capital appreciation. The Company intends to achieve this objective primarily by investing in a portfolio consisting of common and preferred equity investments, including convertible notes in U.S.-based portfolio companies, which qualify as “eligible portfolio companies” under the 1940 Act. As a BDC, at least 70% of the Company’s assets must be “qualifying assets,” which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and the BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. The Company may also invest up to 30% of its total assets on an opportunistic basis in “non-qualifying” investments, such as investments in private funds or non-U.S. companies that otherwise meet the Company’s objectives and strategies, however the Company will not invest more than 15% of its net assets in funds relying on Section 3(c)(1) and/or Section 3(c)(7) of the 1940 Act. The Company will not invest directly or indirectly in cryptocurrencies.

The Company’s investment strategy is to invest a majority of its assets in “Scale and Growth companies”, as defined below, that are based primarily in the United States (each, a “Portfolio Company”). Consequently, the Company invests substantially all of its assets in direct equity investments, including convertible notes in private operating companies, and the Company expects to invest in small- and medium-sized companies as part of its principal investment strategy. The Company expects to invest in a broad range of industries, with its core focus on investments in software as a service (“SaaS”) companies and businesses with recurring revenue models (i.e., businesses that provide ongoing services for a periodic fee, such as subscription or membership-based businesses) operating within the following sectors (each, an “Investment”).

●	Healthcare IT: Software technology in the healthcare industry to manage, store, exchange, and analyze medical information.

●	Fintech: Software technology to provide financial services and improve efficiency in the financial industry.

●	Enterprise SaaS: Software technology with a distribution model where a third-party provider hosts applications and makes them available to enterprise customers over the internet.

●	Frontier technology: Cutting-edge and innovative technologies that push the boundaries of what is currently possible and have the potential to significantly impact various industries and society as a whole, including, but not limited to, advanced computing, artificial intelligence, artificial reality, augmented reality and computer visioning technologies.

●	Media technology: The application of technology in the media and entertainment industry, which encompasses a wide range of technological innovations and tools that have revolutionized how media content is created, distributed, consumed, and monetized.

The Company focuses on investing in Portfolio Companies that are either: (i) companies where the Company’s investment will be the first round of institutional capital after early stage investments such as founder and/or angel funding (such investments, “Traction”); or (ii) more established growth companies nearing breakeven or with positive cash flow that are likely to produce returns that are generally associated with companies where the Company’s investment will be a second or third round investment (such investments, “Scale”). Notwithstanding the foregoing, the Company may acquire investments whose state of development is other than Traction or Scale, and whose businesses are outside of SaaS or recurring revenue models, in the Investment Adviser’s sole discretion. The Company may also invest in debt of a particular Portfolio Company, including convertible secured debt, or it may provide bridge financing to assist a Portfolio Company with short-term liquidity needs, however such investments are not part of the Company’s principal investment strategy.

The Company conducts a continuous and perpetual private offering (the “Private Offering”) of its shares of common beneficial interests (“Share” or “Shares”), in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

The Investment Adviser

BIP Capital, LLC, a Delaware limited liability company serves as the Company’s investment adviser and is registered as an investment adviser with the SEC. BIP Capital, LLC operates its venture capital business as BIP Ventures. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of Trustees that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”), the Company’s Investment Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services, including administrative and compliance services. Administrative and compliance services include, but are not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Investment Adviser may also enter into one or more agreements with third parties for them to provide certain administrative services to the Company.

Trustees who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Trustees.”

Market Opportunity

The Company believes that there are and will continue to be significant investment opportunities in the targeted asset classes as noted below.

Regional Considerations

The Company believes that there are significant investment opportunities in regions across the country where high-potential companies are often overlooked. When it comes to venture investing, in 2022, 14 U.S. cities made up 83% of all U.S. venture funding (as measured by dollars invested annually). Of these 14 cities, the top 4 made up 65% of all U.S. venture funding and were located in California, New York, and Massachusetts. By contrast and as an example, Southeast and Midwestern cities in the top 14 only made up 7% of all US venture funding;1 however, the Southeast and Midwestern regions make up 46% of the country’s population.2 Equally as important as the lack of capital being invested in these regions, is the presence of promising, privately held investment opportunities. In 2022, 45% of the Inc. 5000 resided in the Southeast and Midwest. These companies collectively boast a median growth rate of 219% year over year.3 This abundance of scaling companies commands respect from the investment ecosystem, yet these companies are still overlooked. There is an imbalance of the current level of investment going into these regions versus the growth of the companies residing in them. The Company considers the geographic location of portfolio companies as part of its investment strategy, but it is not a required criterion. Accordingly, investing in the Southeast and Midwest regions of the United States is not part of the Company’s principal investment strategy.

Market and Regulatory Considerations

The Company believes the innovation economy is still a budding market where untapped opportunities exist, driving change in most aspects of life and business. Investment opportunities exist to help these companies fuel their growth. Further, regulatory reform over the past 10 plus years has made it more difficult for startup companies to obtain capital through traditional financing options, such as financial institutions, creating an opportunity for capital deployment.

Investment Objective

The Company’s primary investment objective is to maximize capital appreciation. The Company intends to achieve this objective primarily by investing in a portfolio consisting of common and preferred equity investments, including convertible notes, in U.S.-based portfolio companies, which qualify as “eligible portfolio companies” under the 1940 Act. The Company may also invest up to 30% of its total assets on an opportunistic basis in companies that are not eligible portfolio companies under the 1940 Act, such as non-U.S. companies. As with any investment program, there are no assurances, either express or implied, by the Company, the Investment Adviser, or their respective affiliates, that such objective will be achieved.

BIP Ventures Strategy and Competitive Advantages

BIP Ventures is one of the largest and most active venture capital operations in the Southeast. The Investment Adviser believes that its focus on undercapitalized areas for investment, its expertise within the target industries, and its multi-stage approach to its investment strategy will enable the Company to achieve outperforming returns. Historically, BIP Ventures has relied heavily on its talented personnel, proprietary processes and data, and innovation to augment and improve initial investment decisions and post-investment value creation. The Investment Adviser places particular emphasis on creating a competitive advantage in the areas of:

1)	Talent

BIP Ventures believes that its most valuable asset is its talented team of investors and operators. BIP Ventures team members demonstrate exceptional performance in many categories (education, relevant work experience, behavioral tendencies) that are predictive of continued exceptional performance.

The Investment Adviser recruits talent from across the country. BIP Ventures team members come from the highest undergraduate and post-graduate universities, well-known institutions that are excellent at developing investment talent, and from some of the most successful startups developed in the United States in the last few decades.

[1]	https://www.cbinsights.com/research/report/venture-trends-2022/
[2]	https://worldpopulationreview.com/state-rankings/southeast-states; https://worldpopulationreview.com/state-rankings/midwest-states
[3]	https://www.inc.com/inc5000/2022

2)	Data & Information

Acquisition of timely, high-quality information (data, data derivatives, etc.) and combining it with know-how is a key component of identifying superior hyper-growth investment opportunities and driving exceptional investment returns. Accordingly, BIP Ventures has invested heavily in creating a technology and information platform that gives its talented personnel an advantage in assessing investment and divestiture opportunities.

3)	Post-Investment Performance Engineering

BIP Ventures has a dedicated team – The Performance Engineering Team – that provides support to its portfolio companies and internal investment teams. The Company believes this support helps portfolio companies accelerate revenue growth. The Performance Engineering Team has executives with extensive managerial experience in start-up companies that advise portfolio companies in areas such as talent management, revenue acceleration, and capital markets strategies.

Investment Focus

The Company targets investments in businesses that meet the following criteria:

1)	Companies Operating in Attractive, High Growth Market Segments

The Company places particular emphasis on businesses operating in market segments that meet specific criteria. Those criteria include:

Limited Competition and/or Substitutes

The Company focuses on investing in businesses that are developing new market segments where few competitors exist and therefore the opportunity exists for the company to become a leader in that market. The Company also seeks to invest in businesses that have the ability to disrupt existing markets with their product or services.

Large Addressable Market Opportunities

The Company seeks to identify emerging market opportunities that are large enough to support companies that will potentially create $500 million in equity value or more.

Compulsory Demand from Buyers

The Company seeks to invest in businesses that benefit from “compulsory demand”. The Company believes that compulsory demand exists where a company can offer a product or service to address an acute problem where there are limited substitutes.

Sector Focus

The Company’s investments are expected to be particularly focused in sectors where team members of the Investment Adviser have past operating and investing experience, including but not limited to, healthcare IT, fintech, cybersecurity, enterprise SaaS, software tools, frontier technology, and media technology.

2)	Companies with Appealing Business Models

The Investment Adviser targets investment in businesses with appealing business models. BIP Ventures makes investments into businesses that (a) are employing a comprehensive action plan that outlines the approach and steps to attract and win new customers, enter new markets, increase market share, and achieve projected sales and marketing goals, revenue, and return on investment that it has significant experience with, and (b) do not require complicated motions or activities to deliver their solutions to customers and users.

3)	Companies with Appealing Financial Models

The Company targets investments in businesses that have recurring revenue models, high margins, operating leverage, low capital expenditure requirements, and a durable competitive advantage that allows the previously mentioned characteristics to mature.

Recurring Revenue

The Company generally focuses on investing in businesses that generate a majority of revenue through subscriptions, transactions, advertising, per-member per-month charges, affiliate arrangements and other types of revenue that are reasonably estimated to recur, renew and/or expand through time.

Margins

The Company targets investments in companies whose business model lends itself to achieve best-in-class margins, particularly gross margins, operating margins, and free-cash flow margins.

Operating Leverage

The Company targets investments in businesses that have relatively low fixed costs and that will be able to increase profit margins as revenue grows, creating the conditions for high profitability at scale.

Low Capital Expenditure Requirements

The Company focuses on making investments in companies that have generally low capital expenditure requirements to remain competitive in its market segment.

4)	Companies led by Management Teams that Demonstrate Potential for Operational Excellence

The Company places great importance on portfolio companies with exceptional talent, particularly in leadership positions. High quality leaders create competitive advantages that increase the probability of a business maturing into a category leader. BIP Ventures has and will continue to invest heavily in efforts to identify strong management teams during its due diligence.

5)	Companies that Offer Attractive Entry Points

The Company evaluates entry point attractiveness based on the following criteria:

Companies in Targeted Stages of Maturity (a proxy for risk)

Stage is an empirical measure of risk. Early-Stage companies fail more often than Late-Stage companies do. The Investment Adviser categorizes each company it evaluates into one of four stages: “Pre-Seed/Seed,” “Traction,” “Scale,” and “Growth.

●	“Pre-Seed/Seed Stage” – businesses with a product that shows promise, but that may not yet be fully built or may be newly developed. There is a reason to believe in these businesses, but there is little to no proof of market demand for the product. Companies in the Pre-Seed/Seed Stage generally have less than $1 million in annual recurring revenue (“ARR”).

●	“Traction Stage” – companies with 1st or 2nd generation products that have proven that there is a budding market demand for that product. In the Traction Stage, there are typically a small number of new, emerging market entrants. Companies in the Traction Stage generally have between $1 million and $5 million in ARR.

●	“Scale Stage” – companies that have completed multiple product refinement processes that are operating in defined growth markets. Buyers are actively shifting their purchase decisions from legacy providers to newer, more innovative companies. Scale Stage typically involves a high number of new market entrants (i.e., imitators). Companies in the Scale Stage generally have between $5 million and $10 million in ARR.

●	“Growth Stage” – companies that have demonstrated strong evidence of the potential market and have expected catalysts or near-term revenue acceleration expectations. Companies in the Growth Stage generally have more than $10 million in ARR.

The Investment Adviser leverages its portfolio management models, financial analysis, and other tools to target investments with specific risk-reward profiles (e.g., considering the stage of a company or its past or expected future revenue) and optionality (e.g., follow-on or exit opportunities). The Investment Adviser focuses on (in terms of capital deployment percentages) investing in portfolio companies that are either: (i) Traction Stage companies where the Company’s investment will be a first or second round investment; or (ii) more established Scale Stage companies nearing breakeven or with positive cash flow where the Company’s investment will be a second, third or fourth round Investment.

Valuation Multiples Relative to Historic and Current Options

The Company intends to make initial and follow-on investments at attractive valuation multiples. The Investment Adviser compares the opportunities it is considering for investment purposes to historical opportunities to deploy capital and/or current multiples of other opportunities available at any given time.

Planned Uses of Capital/Cash Runway

Cash Runway (time to running out of cash before another capital round is needed) and a business’ Monthly Cash Burn Rate (the amount of cash each month that is necessary for operations) are proxies for future risk. The Company will target companies that have historically spent invested capital in efficient manners or that have plans to scale efficiently.

The Company expects to invest in a broad range of industries, with its core focus on investments in SaaS companies operating within the healthcare, media, and technology sectors. Notwithstanding the foregoing, the Company will acquire investments whose businesses are outside of SaaS or recurring revenue models and whose businesses are outside the healthcare, media, and technology sectors, on an opportunistic basis.

Investment Process

The Investment Adviser has implemented the below investment process in order to identify, monitor, and drive best-in-class investment performance and employs this process on behalf of the Company.

1.	Sourcing

2.	Due Diligence/Underwriting Process

3.	Deal Refinement, Legal Review, and Closing

4.	Acceleration and Performance Engineering

5.	Leverage Capital Markets to Optimize Value Creation and Opportunistic Monetization

Sourcing

In order to fill the targeted stages of maturity, the Investment Adviser manages to employ an integrated approach to identify exceptional opportunities. Sourcing here utilizes inbound marketing campaigns, outbound sales campaigns, brand awareness, and the Investment Adviser’s deep and wide network of relationships across the regions where BIP Ventures invests. This approach is powered by decades of experience, proprietary technology, rules engines, and emerging AI capabilities.

Due Diligence/Underwriting Process

After an investment opportunity is identified, the Investment Adviser executes a diligence process that involves category research, company research, and data derived insights as follows:

●	Category research is an exploration of the market in which a company operates. This includes the “Total Addressable Market,” or the size of the opportunity. The Investment Adviser also examines whether or not there is a compulsory demand from their customers. The Investment Adviser also reviews the competitive landscape in the environment that they operate, assessing the level of competition that exists.

●	Company research is an assessment of how the particular company sizes up in the category that the Investment Adviser has just explored. The Investment Adviser examines the existing leadership team and their willingness to augment that team as the company grows. BIP Ventures also reviews the functional metrics of the business (e.g., growth rate, churn, customer count, etc.) as well as the current financial position of the business. The Investment Adviser also explores how durable their competitive advantage is relative to their competitors.

The Investment Adviser’s Investment Committee (the “Investment Committee”) review is an iterative process that occurs in parallel with the diligence procedures as outlined above. The Investment Committee meets on a weekly basis to review new potential deals, prior weeks’ potential deals when follow-up was required, and potential future deals. Information is presented in the form of investment memos and generally includes, but is not limited to:

●	Investment theses, including identification of the problem, the solution and potential market capture

●	Historical and forward-looking financial statements, including KPIs, scenario analyses, and pipeline metrics

●	Management biographies

●	Deal valuation dynamics

●	Product overview, industry analysis, customer analysis, and revenue model

●	Timeline and value proposition

●	Competition landscape

●	Future exit scenarios and returns expectations

Leveraging the investment memo, the Investment Committee reviews and challenges potential transactions, in some instances requiring further analysis. The Investment Committee will then approve or reject the potential transaction.

Deal Refinement, Legal Review, and Closing

The Investment Adviser focuses on closing a transaction when it believes that it has found an exceptional investment opportunity and a transaction structure that will yield a desired risk-adjusted return. For Pre-Seed and Seed Stage investments, the Investment Adviser generally employs a streamlined, simple closing process through standard documentation. Traction and Scale Stage investments are more complex, usually involving more structure.

The Company generally seeks to be the first investor in Pre-Seed/Seed and Traction companies. The Company prefers, but does not require, that it be the lead investor on any syndicates into which it invests during the Pre-Seed/Seed and Traction Stages, but it is flexible on the lead status of Scale Stage investments. The Company generally expects investments to have a liquidation preference within the capital structure of the Portfolio Company (e.g., first out, prior to the common equity holders, etc.). In addition, the Investment Adviser expects that often they will receive some level of preferred return and standard minority investor protections.

Acceleration and Performance Engineering

The Investment Adviser team members initiate a 100-day plan to onboard new portfolio companies. The goal of the onboarding process is to get companies to fully participate in the Investment Adviser’s: (i) board meeting schedule; (ii) board materials and automated presentation deck format; (iii) automated financial reporting system; (iv) monthly CEO update process; and (v) acceleration efforts.

The Investment Adviser will carefully monitor the performance of the Company’s portfolio companies. Portfolio companies are required to report financial and operations data monthly, which allows the Investment Adviser to provide managerial assistance to help drive results. The Investment Adviser marks each portfolio company to market value on a quarterly basis. Thus, understanding the financial position and trends of the portfolio companies is imperative to the Investment Adviser’s business and understanding the value of its investments.

Leverage Capital Markets to Optimize Value Creation and Opportunistic Monetization

The Investment Adviser expects the primary method to realize returns is upon exit of the portfolio companies. The Investment Team regularly reviews investments, the valuations, and related market opportunities and conditions in order to determine if an opportunity exists to realize returns on a particular investment. In some cases, the Investment Adviser may determine holding an investment for a longer period of time will probabilistically drive greater returns and as such, will hold the investment longer. The Investment Adviser uses its industry experience, data driven insights, and overall market conditions to make these determinations.

Co-Investment Relief

The Company and the Investment Adviser have received an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Investment Adviser and certain funds managed and controlled by the Investment Adviser and its affiliates, subject to certain terms and conditions. The Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more affiliates of the Company. If an investment falls within the Board Criteria, the Investment Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and any other affiliates that target similar assets pro rata based on available capital in the applicable asset class. If the Investment Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Investment Adviser will be required to report such investment and the rationale for its determination to not participate in the investment to the Board at the next quarterly board meeting.

Investment Advisory Agreement

Pursuant to the investment advisory agreement, (the “Investment Advisory Agreement”) the Company has agreed to pay the Investment Adviser a fee for investment advisory and management services, including administrative and compliance services, consisting of two components—a base management fee and an incentive fee. The base management fee is based on the Company’s average net assets and the incentive fee is computed and paid on net realized capital gains. The cost of both the base management fee and the incentive fee will ultimately be borne by the Shareholders.

Management Fee

The Company pays the Investment Adviser a base management fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters. The Board will assess the base management fee and has discretion to reduce the base management fee or grant a temporary waiver of the fee if determined to be appropriate.

Incentive Fee

The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fees. The Company accrues quarterly, but will not pay, a capital gains incentive fee with respect to net unrealized appreciation. The incentive fee amount, or the calculations pertaining thereto, as appropriate, accounts for any period less than a full calendar year.

In determining the capital gains incentive fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

The Private Offering

The Company conducts the Private Offering of its Shares to investors in reliance on exemptions from the registration requirements of the Securities Act. The Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Subscriptions will be accepted on a continuous basis and Shares will be issued at periodic closings at a per-share price generally equal to the BDC’s quarterly NAV per share as determined by the Board (including any committee thereof). The Company issues shares on a quarterly basis, subject to consideration of the investment opportunities that arise.

The Shares to be issued are unlimited and have a par value of $0.01. During the initial escrow period, the initial offering price was $25.00 per Share. After the initial escrow period, Shares will be sold at the then-current NAV per Share as described in “Determination of Net Asset Value” below. The minimum initial subscription amount is $10,000. The minimum amount for subsequent subscriptions by an existing investor is $5,000. Once NAV is calculated on a quarterly basis, Shares are issued in fractional amounts.

The Company generally adheres to the following procedures relating to purchases of Shares in this continuous offering:

●	Investors may only purchase Shares pursuant to accepted subscription orders as of the first day of each quarter. The purchase price for such Shares is the NAV per Share as of the last day of the immediately preceding quarter, which NAV per Share is generally determined within 20 business days of the last calendar day of the immediately preceding quarter. When the NAV per Share is determined, the Company determines whether to issue Shares in the current quarter and the amount of Shares to be issued. Any Shares issued in a quarter are issued within 48 hours of the determination of the applicable NAV per Share and, thus, the purchase price per Share for such quarter.

●	To be accepted, a subscription request for a quarterly closing must be made, together with a completed and executed subscription agreement in good order and payment of the full purchase price, on or before seven business days prior to the last day of such quarter (the “Cut-off Date”). If a purchase order is received less than seven business days of the last day of such quarter, unless waived by the Investment Adviser, the purchase order will be executed in the next quarter’s closing and will be executed at the NAV per Share applicable to that next quarter. As a result of this process, the NAV per Share at which your order is executed may be different than the NAV per Share for the quarter in which you submitted your purchase order.

●	On each business day, the Company’s transfer agent collects purchase orders. Notwithstanding the submission of an initial purchase order, the Company may reject purchase orders for any reason, even if a prospective investor meets the accredited investor requirements. For example, the Company may reject any purchase orders from investors that, in the Company’s opinion, may be disruptive to its operations or that would cause the Company to violate applicable securities, tax, anti-money laundering or other applicable laws. Share purchase orders will be filled on a first come, first serve basis.

●	If the Company decides not to issue Shares in a quarter or only partially fills the purchase orders for such quarter, any unfulfilled purchase orders must be resubmitted prior to the Cut-off Date for the next quarter’s closing (the “Rolled Subscription”), with the purchase price of such Rolled Subscription to be based on the NAV per Share as of the last day of the current quarter (as determined within 20 business days after the last calendar day of the current quarter and within 48 hours prior to the issuance of Shares). A prospective investor may rescind its subscription request at any time prior to the Cut-off Date for the relevant quarter pursuant to the procedures described below. No subscription requests or withdrawals can occur less than seven business days leading up to the quarter-end.

●	Subscribers receive a confirmation statement of each new transaction in their accounts as soon as practicable but generally not later than seven business days after settlement, which occurs upon the determination of the applicable NAV per Share. The confirmation statement includes information on how to obtain information filed with the SEC and made publicly available on the Company’s website, bipevergreenfunds.com.

●	A subscriber may withdraw its subscription request by notifying the transfer agent, through BIP Ventures, its financial intermediary, or directly on the Company’s toll-free, automated telephone line, 1-833-680-6090. If a subscriber withdraws their subscription request, cash will be returned within 10 business days of the notification. If the Investment Adviser rejects the subscription request for any reason, cash will be returned within 10 business days of rejection.

For example, if a subscriber wishes to subscribe for Shares in September, its subscription request must be received in good order on or before seven business days before September 30. If accepted, such subscription would be calculated using NAV as of September 30 and would have a share issuance effective date of October 1. While a Shareholder will not know the applicable NAV (the NAV as of the last day of the immediately preceding quarter) on the effective date of its purchase of Shares, the applicable NAV will generally be available within 20 business days after such effective date. Upon the determination of the applicable NAV and the number of Shares to be purchased by such subscriber, the Shares will be credited to the subscriber’s account as of the effective date. Notice of each Share transaction, together with information relevant for personal and tax records, will be furnished to such subscriber (or its financial representatives) as soon as practicable but not later than seven business days after the determination of the NAV per Share as of September 30.

If for any reason the Company does not issue Shares or only fills partial purchase orders for the October 1 requests, purchase orders must be resubmitted prior to the Cut-off Date for the following quarter for a potential share issuance effective date of January 1 and a purchase price based on the NAV per Share as of December 31 (as determined within 20 business days after December 31 and within 48 hours prior to the issuance of Shares). If the subscriber withdraws or cancels its request, its subscription agreement and the related funds, without interest or deduction, will be returned within ten business days after such notification. If for any reason the Company rejects the subscription, it will return the subscription agreement and the related funds, without interest or deduction, within ten business days after such rejection, cancellation or withdrawal.

The Company’s NAV may vary significantly from one quarter to the next. Through the Company’s website at bipevergreenfunds.com, potential Subscribers have information about the most recently available NAV per Share. In contrast to securities traded on an exchange or over-the-counter, where the price often fluctuates as a result of, among other things, the supply and demand of securities in the trading market, NAV is calculated once quarterly using the valuation methodology as described below within “Determination of Net Asset Value,” and the price at which the Company sells new Shares and repurchases outstanding Shares does not change depending on the level of demand by investors or the volume of requests for repurchases.

Escrow Period

The Company took purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $25 million (excluding any Shares purchased by the Investment Adviser, its affiliates, members of the Board and officers, but including any Shares purchased in any private placements). The Board authorized the release of the escrowed purchase order proceeds and the Company commenced operations.

Share Repurchase Program

The Company does not intend to list its shares on a securities exchange and does not expect there to be a public market for its shares. As a result, if you purchase Shares, your ability to sell your Shares will be limited.

Three years after the date on which the Company broke escrow for this offering, which was on August 24, 2023, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to repurchase annually between 4% and 9% of outstanding Shares (by number of Shares). Under our share repurchase program, to the extent we offer to repurchase Shares during an annual period, we expect to repurchase Shares pursuant to tender offers as of the applicable quarter-end using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders. The repurchase request period will be 20 business days after the program has been announced (the “Repurchase Request Period”). Each tendering shareholder will receive its cash proceeds no later than 65 days after the expiration of the Repurchase Request Period.

You may request to tender all of the Shares that you own. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next annual tender offer, or upon the recommencement of the share repurchase plan, as applicable. We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any year. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

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

Determination of Net Asset Value

The NAV per Share of outstanding Shares is determined quarterly by dividing the value of total assets minus liabilities by the total number of Shares outstanding.

In calculating the value of total assets, the Investment Adviser values investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Equity and debt securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by the Investment Adviser, as valuation designee. Market quotations may be deemed not to represent fair value in certain circumstances where the Investment Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. As the majority of the Company’s portfolio is made up of Level 3 assets, market quotations are not readily available and thus, the Investment Adviser engages a third-party valuation firm to assist in the determination of fair value on a quarterly, sample basis. For each asset selected for review, an independent valuation firm considers observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Investment Adviser has approved a multi-step valuation process that is performed on a quarterly basis, as described below:

(1)	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)	preliminary valuation conclusions are then documented and discussed with the Valuation Committee of the Investment Adviser;

(3)	independent valuation firms are engaged by the Investment Adviser to conduct independent appraisals on a rotational, sample basis by reviewing the Investment Adviser’s preliminary valuations and then making their own independent assessment; and

(4)	the Investment Adviser discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of the Valuation Committee and the applicable independent valuation firm.

Distribution Channel

The Company is offering the Shares through a network of participating registered investment advisers (“RIAs”) on a “best efforts” basis, which means generally that an RIA is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Company also offers the Shares on a “best efforts” basis to potential subscribers through the Company’s website at bipevergreenfunds.com. In each case, the Company conducts its offering of Shares in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder.

The Company intends that the Shares offered are not listed on any national securities exchange, and none of the RIAs nor the Company’s technology platform intend to act as market-makers with respect to its Shares. Because no public market is expected for the Shares, Shareholders have limited ability to sell their Shares unless there is a liquidity event for the Company.

Qualification of Purchasers

An investment in the Company’s Shares involves a high degree of risk and is suitable only for prospective investors that have no need for liquidity in their investments. Accordingly, the Company limits the Private Offering only to “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. Each subscriber must represent that they meet the accredited investor requirements described herein. A full description of the representations made by prospective investors can be found in the subscription agreements the Company enters into with investors (each a “Subscription Agreement”). Each subscriber is also required to provide current financial or other information to the Company to enable the Company to determine whether such subscriber is qualified to purchase the shares in the Private Offering.

Sale of Shares

The minimum initial subscription amount for the Shares is $10,000. The purchase price for the Shares is payable in full in cash upon subscription. Subscriptions are accepted on a continuous basis. The per-share price shall be equal to the then-current net asset value per share as determined by the Investment Adviser, as valuation designee, as calculated within 48 hours of share issuance, in accordance with the requirement provided under Section 23 of the 1940 Act. The Company reserves the right, in its sole discretion, to refuse to sell shares to any person, and may terminate the Private Offering and stop accepting subscriptions at any time and for any reason, however the Company may not remove an investor whose subscription has been accepted. For example, the Company may refuse to sell shares to an investor that, in the Company’s opinion, may be disruptive to its operations or would cause the Company to violate applicable securities, tax, anti-money laundering or other applicable laws.

A prospective investor desiring to acquire the Shares and become a Shareholder shall complete and sign a Subscription Agreement for the dollar amount of the desired investment, together with the correct full subscription payment of the Shares so subscribed. Refer to the “Private Offering” section of this document for additional details.

Offering Terms Subject to Modification

The Company reserves the unconditional right to cancel or modify the Private Offering, to reject subscriptions for Shares in whole or in part, to accept subscriptions for less than the minimum amount, and to waive conditions to the purchase of Shares.

Liquidity Event

In addition, at the discretion of the Board, the Company may provide liquidity to investors by one or more Liquidity Events. A “Liquidity Event” means, at the discretion of the Board a sale of all or substantially all of the Company’s assets. The Company will only consider a Liquidity Event if the terms of such Liquidity Event are in the Shareholders’ best interests. While the Company may consider a liquidity event at any time in the future, it currently does not intend to undertake a liquidity event, and it is not obligated by its charter or otherwise to effect a liquidity event at any time.

Regulation

The Company has elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in private companies and making significant managerial assistance available to them. A BDC may use capital provided by public shareholders and by other sources to make long-term, private investments in businesses.

The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. The Company does not anticipate any substantial change in the nature of its business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Company’s Trustees must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Company is prohibited from protecting any Trustee or officer against any liability to the Company or the Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

BDCs are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to the BDC’s outstanding senior securities, of at least 200% after each issuance of senior securities.

The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Trustees who are not interested persons, as defined in Section 2(a)(19) of the 1940 Act, and, in some cases, prior approval by the SEC. As a BDC, the Company is generally limited in its ability to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently has an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. Notwithstanding the foregoing, we have received exemptive relief to co-invest with affiliates of our Investment Adviser in privately negotiated transactions.

The Company may acquire securities issued by a registered investment company within the limits of Rule 12d1-4 of the 1940 Act, which, among other things, generally prohibits (a) the Company, the Investment Adviser and the Investment Adviser’s affiliates from acquiring, individually or in the aggregate, more than 25% of the voting stock of an investment company and (b) the Company from acquiring securities in another registered investment company which in turn relies on Rule 12d1-4 to invest in other investment companies or funds, subject to certain exceptions under the 1940 Act. The portion of the Company’s portfolio invested in securities issued by investment companies ordinarily will subject the Shareholders to additional expenses. In addition, other registered investment companies and certain private funds who wish to invest in the Company are subject to the aforementioned limits imposed by Rule 12d1-4 of the 1940 Act unless such investment companies or funds comply with an exemption under the 1940 Act. As a result, certain of the Company’s investors may hold a smaller position in its Shares than if they were not subject to these restrictions.

The Company will generally not be able to issue and sell its Shares at a price below NAV per Share. The Company may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current NAV of its Shares if the Board determines that such sale is in the Company’s best interests and the best interests of the Shareholders, and the Shareholders approve such sale. In addition, the Company may generally issue new Shares at a price below NAV in rights offerings to existing Shareholders, in payment of dividends and in certain other limited circumstances.

The Company will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

The Company may invest up to 30% of its portfolio opportunistically in “non-qualifying assets”, which will be driven primarily through opportunities sourced through the Investment Adviser but are not a part of the Company’s principal investment strategy. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets (the “70% Test”). The principal categories of qualifying assets relevant to the Company’s proposed business are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

2.	Securities of any eligible portfolio company which the Company controls.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of the Company’s gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, the Company would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of the Company’s then current gross assets were comprised of qualifying assets. The Company would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% Test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons In the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its Trustees or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Company may also receive fees for these services. The Investment Adviser may provide, or arrange for the provision of, such managerial assistance on the Company’s behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on the Company’s behalf by the Investment Adviser in accordance with the Investment Advisory Agreement.

Temporary Investments

Until such time as the Company invests the proceeds from new subscriptions in portfolio companies and while new investments are pending, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (“temporary investments”) so that the Company satisfies the 70% Test. Typically, the Company will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. The Investment Adviser will monitor the creditworthiness of the counterparties with which the Company enters into repurchase agreement transactions.

Senior Securities

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of beneficial interest senior to its Shares if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 200%, immediately after each such issuance. In addition, while any senior securities remain outstanding, the Company must make provisions to prohibit any distribution to the Shareholders or the repurchase of such securities or Shares unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of the Company’s total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

The Company and the Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics’ requirements. The Company and the Investment Adviser’s code of ethics is available, free of charge on the EDGAR Database on the SEC’s website at http://www.sec.gov.

Compliance Policies and Procedures

The Company and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Todd Knudsen serves as the Company’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

●	pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of its disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, the Company’s management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting. Because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company continues to monitor the Company’s compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Company is in compliance therewith.

Emerging Growth Company

The Company is an emerging growth company as defined in the JOBS Act and it is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company could remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which the Company has total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of the Company’s Shares held by non-affiliates exceeds $700 million, measured as of the last business day of the Company’s most recently completed second fiscal quarter, and the Company has been publicly reporting for at least 12 months), or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

The Company does not believe that being an emerging growth company will have a significant impact on its business or this offering. It has elected to opt into the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because it is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as its Shares are not traded on a securities exchange, it will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once it is no longer an emerging growth company. In addition, so long as it is externally managed by the Investment Adviser and does not directly compensate the Investment Adviser’s executive officers, or reimburse the Investment Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of its executive officers or as an executive officer of the Investment Adviser, it does not expect to include disclosures relating to executive compensation in its periodic reports or proxy statements and, as a result, does not expect to be required to seek Shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Proxy Voting Policies and Procedures

The Company delegates its proxy voting responsibility to the Investment Adviser. As a fiduciary, the Investment Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Investment Adviser seeks to ensure that it votes proxies in the best interest of the Company and will resolve any conflict of interest that may arise when voting proxies. The Investment Adviser’s proxy voting policy provides customized voting guidelines for the Investment Adviser in performing its proxy voting responsibilities, however the Investment Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein. The guidelines will be reviewed periodically by the Investment Adviser and the non-interested Trustees, and, accordingly, are subject to change.

Privacy Principles

The Company intends to protect non-public personal data and provides a copy of its privacy policy to Shareholders regardless of whether they are natural persons. The Company’s privacy policy summarized below is intended to be compliant with the federal and state regulations as applied to the Company.

From time to time non-public personal information of the Shareholders may be collected as required for legitimate business purposes. The following are sources of information collected:

1.	Subscription Agreements, investor questionnaires and other forms, which may include a Shareholder’s name, address, telephone number, social security number, birth date and personally identifiable financial information such as bank account information;

2.	account history, including information about a Shareholder’s shares, such as share purchases and sales and distributions from the Company;

3.	transactions with the Company, including information the Company receives and maintains relating to securities transactions with and through the Company; and

4.	correspondence, written, telephonic or electronic, between Shareholders and the Company, the Investment Adviser, any of the Investment Adviser’s affiliates or any of the Company’s service providers.

In addition to the sources listed above, the Company and the Investment Adviser and its affiliates may also collect this information from their respective internet web sites, if applicable.

The Company may share all of the information that it collects, as described above, with the Investment Adviser and its affiliates in order to service Shareholder accounts or provide Shareholders with information about other products and services offered by the Company or the Investment Adviser or its affiliates that may be of interest to them.

In addition, the Company may disclose all of the information that it collects about Shareholders to certain third parties who are not affiliated with the Company or the Investment Adviser or its affiliates under one or more of the following circumstances:

1.	As Authorized – if a Shareholder requests or authorizes disclosure of the information.

2.	As Required by Law – for example, to cooperate with regulators or law enforcement authorities. If required by law, we may disclose a Shareholder’s personal information in accordance with a court order or at the request of governmental regulators or exchange officials. Only that information required by law, subpoena, rule, regulation or court order will be disclosed.

3.	As Permitted by Law – for example, sharing information with companies that maintain, process or service Company or Shareholder accounts or financial products and services or who effect, administer or enforce Company or Shareholder transactions is permitted. Among other activities, the Company and its Investment Adviser and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Company’s or a Shareholder’s behalf. The Company believes that sharing of information for these purposes is essential to providing Shareholders with necessary or useful services with respect to their accounts.

The Company and the Investment Adviser and its affiliates restrict access to non-public personal information about Shareholders internally to those of their respective employees and agents who need to know the information to enable them to provide services to the Shareholders. The Company and the Investment Adviser and its affiliates maintain physical, electronic and procedural safeguards to guard Shareholder’s non-public personal information.

Reporting Obligations

The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations of an investment in the Company. It does not discuss all the potential tax considerations relevant to the Company or its operations.

The following discussion is based upon the Code, U.S. Treasury Department regulations promulgated thereunder (the “Regulations”) and U.S. Internal Revenue Service (“IRS”) and judicial interpretations thereof, as of the date hereof, all of which are subject to change, possibly with retroactive effect. No tax rulings have been requested from IRS or other taxing authorities with respect to any of the tax matters discussed herein. Accordingly, there can be no assurance that any tax position described herein will not be successfully challenged by the IRS.

In addition, the following discussion does not purport to address all of the U.S. federal income tax consequences that may be applicable to any particular Shareholder or to certain Shareholders subject to special treatment under U.S. federal income tax laws, such as insurance companies, banks or other financial institutions, regulated investment companies, real estate investment trusts, S corporations, Shareholders that are subject to the alternative minimum tax, dealers in securities (or other Shareholders that do not own their Shares as capital assets within the meaning of Section 1221 of the Code or that have elected mark-to-market treatment), U.S. Shareholders whose functional currency is not the U.S. dollar, Shareholders required to accelerate the recognition of any item of gross income as a result of such income being recognized on an applicable financial statement, and Shareholders that hold Shares as part of a straddle, hedge, conversion or other integrated transaction.

As used herein, the term “U.S. Shareholder” means a Shareholder of the Company that (i) (a) is a citizen or resident for U.S. federal income tax purposes of the United States, (b) is a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or of any political subdivision thereof, (c) is an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) is a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. fiduciaries have the authority to control all substantial decisions of the trust and (ii) is not an entity that has special status under the Code, such as a tax-exempt organization.

If a partnership (or an entity treated as a partnership for U.S. federal income tax purposes) holds Shares, the tax treatment of a partner (or person or entity treated as a partner for U.S. federal income tax purposes) will generally depend upon the status of the partner in the partnership and the activities of the partnership. Partners of a partnership holding Shares in the Company should consult their own tax advisors. This discussion does not constitute tax advice and is not intended to substitute for tax planning.

The discussion below generally describes the tax consequences to investors of certain likely investments assuming that they are held by the Company directly or through subsidiaries that are transparent, i.e., disregarded or treated as partnerships, for U.S. federal income tax purposes. The Company expects that tax-exempt Shareholders will incur “unrelated business taxable income” and Non-U.S. Shareholders will incur “effectively connected income” (each as discussed in more detail below) with respect to their investments in the Company. Neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of “unrelated business taxable income” or “effectively connected income”. Such tax-exempt Shareholders and Non-U.S. Shareholders are urged to consult their own tax advisors concerning the application of these rules based on their particular circumstances and may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

Each prospective investor is urged to consult its own tax advisor concerning the potential U.S. federal, state and local, and non-U.S. income and other tax consequences of an investment in the Company.

U.S. Federal Income Tax Consequences—In General

The Company is treated as a partnership and not as an association taxable as a corporation for U.S. federal income tax purposes. Under applicable Regulations, a U.S. non-corporate business or investment entity that has two or more members, such as the Company, is classified as a partnership for U.S. federal income tax purposes, unless it elects to be classified as an association taxable as a corporation. The Company has not elected, and does not intend to elect, to be classified as an association taxable as a corporation.

An entity that is otherwise classified as a partnership may be taxed as a corporation if it is a “publicly traded partnership” (“PTP”) as defined in Section 7704 of the Code. A PTP is a partnership the interests in which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Shares are not traded on an established securities market. Under applicable Regulations, a partnership’s redemption plan may be treated as the substantial equivalent of a secondary market in certain circumstances. Treasury Regulations concerning the classification of partnerships as PTPs provide certain safe harbors under which interests in a partnership will not be considered readily tradable on a secondary market (or the substantial equivalent hereof).

A partnership, even though a PTP, is not taxed as a corporation if 90% or more of its gross income each year consists of “qualifying income,” including interest, dividends, capital gains and certain other forms of largely passive income. There are no assurances that 90% of the Company’s income is qualifying income in any given year.

If it were determined that the Company should be treated as a PTP that is taxed as a corporation, income or loss of the Company would not be passed through to Shareholders, and the Company would be subject to U.S. federal corporate income tax on its taxable income. In addition, distributions made to Shareholders out of the Company’s earnings and profits would be taxable as dividends.

The Investment Adviser intends to operate the Company in a manner intended to satisfy one or more safe harbors under which interests in the Company should not be considered readily tradable on a secondary market (or the substantial equivalent hereof) and to take the position that the Company is not a publicly traded partnership that is taxed as a corporation. However, there can be no assurance that the IRS will not attempt to treat the Company as a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes.

The discussion below assumes that the Company will be taxed as a partnership for U.S. federal income tax purposes. The Company, as a partnership, generally will not be subject to U.S. federal income tax but will file information returns reporting the Company’s income and the Shareholders’ respective shares thereof. The Company will provide each Shareholder with a Schedule K-1 indicating such Shareholder’s distributive share of the Company’s income, gains, losses, deductions and credits. While the Company will use its best efforts to release to each Shareholder a Schedule K-1 by March 31 each year, delivery of Schedules K-1 may be delayed, and Shareholders may need to obtain extensions for the filing of their own tax returns.

Income, gains, losses, deductions and credits from the Company will be allocated among the Shareholders for U.S. federal income tax purposes in accordance with the Company’s Declaration of Trust. Such allocations are intended to conform to existing Regulations under the Code. A Shareholder must treat the Company items in a manner consistent with the Company’s treatment of those items unless the Shareholder notifies the IRS of inconsistent treatment.

Tax Elections; Basis Adjustments; Returns

The Code generally provides for optional adjustments to the basis of partnership property upon distributions of partnership property to a partner and transfers of partnership interests (including by reason of death) if a partnership election has been made pursuant to Section 754 of the Code. The Investment Adviser, in its sole discretion, may cause the Company to make such an election. Any such election, once made, cannot be revoked without the IRS’s consent. As a result of the complexity and added expense of the tax accounting required to implement such an election, the Investment Adviser may decide not to make such election.

The Company is generally required to adjust its tax basis in its assets in respect of all Shareholders in cases of distributions that result in a “substantial basis reduction” (i.e., a basis reduction in excess of $250,000) in respect of the Company’s property. The Company is also required to adjust its tax basis in its assets in respect of a transferee, in the case of a sale or exchange of an interest, or a transfer upon death, when there exists immediately after the transfer a “substantial built-in loss” (i.e., a built-in loss in excess of $250,000) in respect of Company property or the transferee would be allocated a loss of more than $250,000 upon a disposition of all of the Company’s assets at fair market value. For this reason, the Company will require (i) a Shareholder who receives a distribution from the Company in connection with a complete withdrawal, (ii) a transferee of Shares (including a transferee in case of death) and (iii) any other Shareholder in appropriate circumstances to provide the Company with information regarding its adjusted tax basis in its Shares and such other information as the Investment Adviser may request.

The Investment Adviser decides how to report the partnership items on the Company’s tax returns and which tax elections to make. In certain cases, the Company may be required to file a statement with the IRS disclosing one or more positions taken on its tax return, generally where the tax law is uncertain or a position lacks clear authority. Given the uncertainty and complexity of the tax laws, it is possible that the IRS may not agree with the manner in which the Company’s items have been reported.

Tax Audits

In IRS audits of the Company, the tax treatment of Company-related items is determined at the Company level rather than at the Shareholder level. The Investment Adviser will designate or be designated as the Company’s “partnership representative” with the authority to determine the Company’s response to an audit and to make all related decisions and elections. Under the generally applicable rules, the Company, rather than the Shareholders, will generally be required to pay any imputed underpayments, including interest and penalties, resulting from an adjustment to the Company’s items of income, gain, loss, deduction or credit, or an adjustment to the allocation of such items among the Shareholders. Such imputed underpayments will be based on the highest individual or corporate income tax rate in effect for the year being audited, unless the Company is able to establish that the underpayment is allocable to a tax-exempt Shareholder or would have otherwise been taxed at a lower rate. In such cases, a Shareholder could bear tax liabilities attributable to adjustments to audited years in which it was not a Shareholder or in which its interest in the Company was smaller. The Company will treat any imputed underpayments as a deemed distribution to the Shareholder to which such imputed underpayment is allocable and may require current and former Shareholders and their successors to indemnify the Company and its Shareholders against imputed underpayments allocable to them.

As an alternative to paying the imputed underpayment, the Company may be eligible to elect to cause each person who was a Shareholder in the year under audit to take into account its share of any adjustment; however, in that case, the Shareholders would be subject to a higher rate of interest and may be subject to applicable penalties with respect to any underpayment than would have applied if the Company were subject to the underpayment. The partnership representative will decide, in its sole discretion, whether to elect the alternative procedure for any particular adjustment.

Any actions taken by the Company’s partnership representative are binding on both the Company and the Shareholders. The IRS will not be required to provide notice of any audit or proceeding to any other Shareholder. The limitations period for assessment of deficiencies and claims for refunds with respect to items related to the Company is generally three years after the Company’s return is filed for the taxable year in question. The Company’s partnership representative has the authority to, and may, extend such period with respect to all Shareholders. There can be no assurance that the Company’s or a Shareholder’s tax return will not be audited by the IRS or that no adjustments to such returns will be made as a result of such an audit. Potential investors are encouraged to consult with their tax advisors regarding the possible implications of the partnership audit rules on an investment in the Company.

Taxation of U.S. Taxable Shareholders

Each U.S. Shareholder is required to take into account its distributive share of items of income, gain, loss, deduction and credit of the Company for each taxable year of the Company ending with or within the U.S. Shareholder’s taxable year. U.S. Shareholders must report those items without regard to whether any distribution has been or will be received from the Company. Each item generally will have the same character as though the U.S. Shareholder had realized the item directly. Because U.S. Shareholders will be required to include Company income, including Company income for which the Company has no corresponding cash receipts, in their respective income tax returns without regard to whether there are distributions attributable to that income, U.S. Shareholders may be required to find other sources from which to pay the federal income taxes arising out of their investments in the Company.

Distributions

Distributions of cash to a U.S. Shareholder, including, for this purpose, any reduction in the U.S. Shareholder’s share of the Company’s liabilities, are first applied as a return of capital to the extent of the U.S. Shareholder’s tax basis in its Shares. To the extent such distributions exceed such basis, they will result in taxable gain to the U.S. Shareholder. In general, distributions (other than liquidating distributions) of property other than cash will reduce the basis (but not below zero) of a U.S. Shareholder’s Shares by the amount of the Company’s basis in such property immediately before its distribution but will not result in the realization of income to the U.S. Shareholder. On the complete liquidation of a U.S. Shareholder’s Shares, (i) if the U.S. Shareholder receives only cash, such U.S. Shareholder generally will recognize gain or loss equal to the difference between the amount of cash received and such U.S. Shareholder’s tax basis in its Shares and (ii) if the U.S. Shareholder receives cash and other property, or only other property, such U.S. Shareholder generally will not recognize loss, but will be required to recognize gain equal to the excess (if any) of the amount of cash received over the U.S. Shareholder’s adjusted tax basis in its Shares. Any gain or loss recognized in this context generally will be treated as capital gain or loss, except to the extent attributable to the Shareholder’s share of “unrealized receivables” of the Company, which will be treated as ordinary income.

In addition, under Section 731 of the Code, a distribution consisting of “marketable securities” generally is treated as a distribution of cash (rather than property) unless the Company is an “investment partnership” and the recipient is an “eligible partner” within the meaning of Section 731(c)(3)(C) of the Code. The Company will determine at the appropriate time whether it qualifies as an “investment partnership.”

Basis

A U.S. Shareholder’s tax basis in its Shares is generally equal to the amount of cash the U.S. Shareholder has contributed to the Company, increased by the U.S. Shareholder’s share of income and liabilities of the Company, and decreased by the U.S. Shareholder’s share of distributions, losses and reductions in Company liabilities.

Sale or Exchange of U.S. Shareholder’s Shares

A U.S. Shareholder that sells or otherwise disposes of Shares in a taxable transaction generally will recognize gain or loss equal to the difference, if any, between its adjusted basis in its Shares and the amount realized from the sale or disposition. The amount realized will include the U.S. Shareholder’s share of the Company’s liabilities outstanding at the time of the sale or disposition. If the U.S. Shareholder holds the interest as a capital asset, the gain or loss generally will constitute capital gain or loss, except to the extent attributable to “unrealized receivables” of the Company, which will be treated as ordinary income. Gain or loss on disposition of an interest generally will be long-term capital gain or loss if the U.S. Shareholder has held the interest for more than one year on the date of such sale or disposition; provided that a capital contribution by the U.S. Shareholder to the Company within the one-year period ending on such date will cause part of such gain or loss to be short-term capital gain or loss. In the event of a sale or other transfer of Shares at any time other than the end of the Company’s taxable year, the share of income and losses of the Company for the year of transfer attributable to the Shares transferred will be allocated for U.S. federal income tax purposes between the transferor and the transferee on an interim closing-of-the-books basis, pro rata basis, or other reasonable method determined by the Investment Adviser reflecting the respective periods during such year that each of the transferor and the transferee owned the interest.

Tax Consequences to a Withdrawing Shareholder

A U.S. Shareholder receiving a cash distribution from the Company in connection with a complete withdrawal from the Company generally will recognize capital gain or loss to the extent of the difference between the proceeds received by such U.S. Shareholder (increased by its share of Company liabilities prior to withdrawal) and such U.S. Shareholder’s adjusted tax basis in its Shares. Such capital gain or loss will be short-term, long-term, or some combination of both, depending upon the timing of the U.S. Shareholder’s contributions to the Company. However, a withdrawing U.S. Shareholder may recognize ordinary income attributable to such U.S. Shareholder’s share of the Company’s “unrealized receivables.” A U.S. Shareholder receiving a cash distribution with respect to a partial withdrawal will recognize income in a similar manner only to the extent that the amount of the distribution exceeds such U.S. Shareholder’s adjusted tax basis in its Shares.

Limitations on Deductions for Losses and Expenses

Company losses and various Company expenses allocable to certain U.S. Shareholders may be subject to limits on deductibility for U.S. federal income tax purposes. For example, limitations that may apply for U.S. Shareholders who are individuals or certain closely held corporations include limitations relating to “passive losses,” “excess business losses,” amounts “at risk,” “investment interest” and “miscellaneous itemized deductions.” Many potential restrictions on use of Company losses or deduction of Company expenses depend on whether the Company is engaged in the conduct of a trade or business or is merely an investor. The Company may be an investor with respect to certain investments and treated as engaged in business with respect to other investments. If a portion of the Company’s activities constitute a trade or business and a portion does not, the Investment Adviser will determine which expenses are trade or business expenses and which expenses are investment expenses, but the IRS may take more restrictive positions. Prospective investors should consult with their tax advisors regarding potential application of the limitations described below.

Basis Limitation. It is possible that expenses and losses of the Company could exceed the Company’s investment income and gain in a given year. In general, Section 704(d) of the Code limits a U.S. Shareholder’s ability to deduct its allocable share of the Company’s net losses to the extent of its tax basis in its Shares at the end of the tax year in which the losses are recognized, with suspended losses carried forward.

At Risk Limitation. A U.S. Shareholder that is subject to the “at risk” limitations (generally, non-corporate taxpayers and closely held corporations) may not deduct losses of the Company to the extent that they exceed the amount such U.S. Shareholder has “at risk” with respect to its Shares at the end of the year. The amount that a U.S. Shareholder has “at risk” will generally be the same as its adjusted basis as described above, except that it will generally not include any amount attributable to liabilities of the Company (other than certain loans secured by certain assets of the Company) or any amount borrowed by the U.S. Shareholder that is secured by the U.S. Shareholder’s Shares on a nonrecourse basis. Losses denied under the basis or “at risk” limitations are suspended and may be carried forward in subsequent taxable years, subject to these and other applicable limitations.

Passive Loss Limitation. Under the “passive loss” rules, the Code prohibits the current use of losses and credits from a business activity in which the taxpayer does not materially participate to offset other income, including salary, active business income, and portfolio income (such as dividends, interest and net capital gains not incurred in the ordinary conduct of a trade or business or not treated as passive activity income even though incurred in connection with a trade or business). Generally, passive losses in excess of passive income are carried forward until the complete disposition of the “activity” in which the losses were incurred in a taxable transaction. It is possible that the disposition of any particular investment will not be treated as a disposition of an entire “activity” because all of the investments may be treated as one large single “activity.” In this case, a loss on the disposition of any particular investment would not be immediately deductible and might have to be carried forward until either there was sufficient passive income to offset it or until the final liquidation of the Company or a Shareholder’s full disposition of their interest in the Company.

Excess Business Losses and NOLs. Non-corporate taxpayers cannot deduct “excess business losses,” i.e., net losses with respect to a trade or business plus a threshold of $250,000 or $500,000 in the case of a joint return (the threshold is indexed for inflation) in taxable years beginning before January 1, 2029. In the case of an entity treated as a partnership for U.S. federal income tax purposes, the limitation is applied at the partner level. Any excess business loss that is disallowed is carried forward and treated as part of the taxpayer’s net operating loss carryforward in subsequent taxable years.

Interest Expense. The ability to deduct “business interest” expense (generally interest on debt that is allocable to a trade or business) incurred by entities treated as partnerships for U.S. federal income tax purposes is limited to the extent that the net business interest expense of the partnership exceeds 30% of the partnership’s “adjusted taxable income.” If a Shareholder’s allocable share of interest expense incurred by such a partnership is disallowed under these rules, the disallowed interest may be carried forward and deducted in future years, subject to applicable partner-level limitations on interest deductibility, but only to the extent that the Shareholder is allocated “excess taxable income” from the same partnership that generated the disallowed business interest.

Interest paid or accrued by the Company that is not connected to a trade or business may be subject to the limitation on “investment interest” under the Code. Under that limitation, investment interest expense generally is deductible only to the extent of investment income, with certain adjustments. For purposes of this limitation, net long-term capital gains are generally excluded from the computation of investment income, unless the taxpayer elects to pay tax on such gain at ordinary income tax rates. Subject to applicable limitations, investment interest that is disallowed in a taxable year may be carried forward and deducted against investment income in future years. The limitations on the deductibility of investment interest also may apply to interest paid by a U.S. Shareholder on debt incurred to finance its investment in the Company.

Miscellaneous Itemized Deductions. If the management fee and other Company expenses are treated as “miscellaneous itemized deductions,” non-corporate taxpayers are not entitled to deduct such items in taxable years beginning before January 1, 2026, and for taxable years starting after December 31, 2025, deductions for such items would be subject to limitations, including a limitation permitting deduction only to the extent such deductions exceed 2% of the taxpayer’s “adjusted gross income.”

Capital Losses. Corporate taxpayers generally can deduct capital losses only to the extent of their capital gains. Unused capital losses of a corporate taxpayer may be carried back three years (subject to certain limitations) and carried forward five years. The excess of capital losses over capital gains may be offset against the ordinary income of an individual taxpayer, subject to an annual deduction limitation of $3,000. Individual taxpayers cannot carry back capital losses but can carry them forward indefinitely.

Organizational and Syndication Expenses. In general, neither the Company nor any U.S. Shareholder may currently deduct organizational or syndication expenses. The Company will elect to amortize its organizational expenses over a 180-month period. Syndication expenses, including placement fees, must be capitalized and cannot be amortized or otherwise deducted. However, the capitalization of such syndication expenses and unamortized organizational expenses may result in increased capital loss or decreased capital gain on the disposition or liquidation of Shares.

Stock. While income and gains with respect to stock of entities treated as corporations for U.S. federal income tax purposes generally should be treated as dividend income or capital gains or losses, U.S. Shareholders may be subject to special rules that apply with respect to Company investments in stock of non-U.S. corporations (including indirect investments through entities that are treated as transparent for U.S. federal income tax purposes) that are “passive foreign investment companies” (“PFICs”) or “controlled foreign corporations” (“CFCs”).

A foreign corporation is classified as a PFIC for U.S. federal income tax purposes if either (i) 75% or more of its gross income is passive income for the taxable year, or (ii) on average for the taxable year 50% or more (by value or, in certain cases, by adjusted basis) of its assets produce or are held for the production of passive income. Generally, if a foreign corporation is a PFIC, as well as a CFC, it will not be treated as a PFIC with respect to a United States person for the portion of that person’s holding period during which that person is a “United States shareholder” and the corporation is a CFC.

If the Company does not make a timely “qualified electing fund” (“QEF”) election or mark-to-market election with respect to a PFIC, it generally will be required to report any gain and any “excess distribution” with respect to its interest in such PFIC as ordinary income, rather than capital gain, and to compute the tax liability on such gain and “excess distribution” as if such items had been earned ratably over each day in which the Company is treated as holding an indirect interest in such PFIC. U.S. Shareholders generally will be subject to tax on such items as ordinary income and, with respect to income deemed to have been earned in prior PFIC years, such ordinary income will be automatically taxed at the highest ordinary income tax rate for each such prior taxable year of the Company. Further, U.S. Shareholders also generally will be liable for a notional interest charge (imposed at the rate generally applicable to underpayments of U.S. federal income tax), which is non-deductible for non-corporate U.S. Shareholders, on the tax liability attributable to the portion of any gain or “excess distribution” allocated to prior years as if such tax liability had been due with respect to each such prior year.

If the Company makes a QEF election with respect to a PFIC, each U.S. Shareholder would in general be required to include in income annually its pro rata share of the PFIC’s current income and gains (but not losses), but would avoid the interest charge and ordinary income treatment on gains described above. As a result of a QEF election, a U.S. Shareholder could recognize income subject to tax prior to the receipt of any distributable proceeds. There can be no assurance that the Company will have access to the information needed to make a QEF election with respect to each PFIC in which the Company acquires an interest.

The Company may be able to make a mark-to-market election with respect to any PFIC the shares of which are regularly traded on a “qualified exchange.” If the mark-to-market election is made, U.S. Shareholders generally would be required to (i) include in gross income, entirely as ordinary income, such U.S. Shareholder’s proportionate share of the excess of the fair market value of the PFIC stock as of the close of such taxable year over its adjusted tax basis, and (ii) deduct as an ordinary loss such U.S. Shareholder’s proportionate share of the excess, if any, of the adjusted tax basis of the PFIC stock over its fair market value at the end of the taxable year, but only to the extent of the amount previously included in income as a result of the mark-to-market election. Special rules would apply if the mark-to-market election is not made for the first taxable year in which the Company owns stock of the PFIC.

Recently proposed Regulations would, if finalized, treat the partners in a domestic partnership, such as the Company, rather than the partnership itself as the relevant taxpayer for making both QEF and mark-to-market elections. The PFIC rules are complex, and prospective Shareholders are advised to consult their own tax advisors with respect to the application of these rules to their particular circumstances.

If a United States person, including any U.S. Shareholder, owns actually or constructively at least 10% of the voting stock or value of a foreign corporation, such United States person is considered a “United States Shareholder” with respect to the foreign corporation. If United States Shareholders in the aggregate own more than 50% of the voting power or value of the stock of such corporation, the foreign corporation will be classified as a CFC. If a corporation qualifies as a CFC at any time during the taxable year, the United States Shareholders of the CFC may be subject to current U.S. tax on certain types of income of the CFC (e.g., dividends, interest, certain rents and royalties, gain from the sale of property producing such income, certain income from sales and services and certain low-taxed foreign income), regardless of cash distributions from the CFC. In addition, gain on the sale of the CFC’s stock by a United States Shareholder (during the period that the corporation is a CFC and thereafter for a five-year period) would be classified in whole or in part as a dividend.

Dividends. Subject to the application of the PFIC rules discussed above, the gross amount of a distribution paid to the Company with respect to the Company’s investment in stock (including amounts withheld to pay non-U.S. withholding taxes) will be characterized for U.S. federal income tax purposes as dividend income to the extent that the distribution is paid out of the issuer’s current or accumulated earnings and profits (as determined under U.S. federal income tax principles). To the extent that the amount of a distribution exceeds current and accumulated earnings and profits, it will be treated first as a tax-free return of the Company’s tax basis in the stock of the issuer, and to the extent the amount of the distribution exceeds such tax basis, the excess will be taxed as capital gain. There is no guarantee that an issuer of stock held by the Company would calculate its earnings and profits in accordance with U.S. federal income tax principles, and therefore, the entire amount of any such distribution could be treated as a dividend for U.S. federal income tax purposes.

Dividends received by the Company and allocable to individuals and other non-corporate U.S. Shareholders generally will be subject to tax at preferential rates applicable to long-term capital gains, provided that such U.S. Shareholders meet certain holding period and other requirements, the issuer of such stock held by the Company (i) is a domestic corporation, or, (ii) if not a domestic corporation, is not treated as a PFIC for the taxable year in which the dividend is paid or for the preceding taxable year, and such issuer is eligible for the benefits of a comprehensive income tax treaty with the United States. U.S. Shareholders are urged to consult their own tax advisers regarding the application of the relevant rules to their particular circumstances.

Qualified Business Income. For taxable years beginning before January 1, 2026, non-corporate taxpayers are entitled to a deduction of up to 20% of “qualified business income” from a partnership. Capital gains do not qualify as qualified business income. The deduction is subject to various limitations, including relating to W-2 wages and the unadjusted basis of depreciable property. There can be no assurance that any portion of the Company’s tax items will be qualified business income or that any qualified business income allocated by the Company to the Shareholders will be eligible for such a deduction.

Non-U.S. Taxes. The Company may invest in securities of corporations and other entities organized outside the United States, or otherwise receive income from sources outside the United States, that may cause the Company and/or the Shareholders to be subject to tax in such jurisdictions, including withholding taxes on payments with respect to such securities. Any such non-U.S. taxes may or may not be reduced or eliminated by an applicable income tax treaty. A U.S. Shareholder may be entitled to claim a deduction or a credit for such Shareholder’s distributive share of such non-U.S. taxes. Foreign tax credits are subject to various limitations under the Code, and the Company cannot predict the extent to which any U.S. Shareholder will be able to receive a credit in respect of such non-U.S. taxes. In addition, tax reporting requirements may be imposed on Shareholders under the laws of the jurisdictions in which the Company makes investments.

Medicare Tax on Net Investment Income Tax. High-income U.S. individuals, estates and trusts are subject to an additional 3.8% tax on net investment income. For these purposes, net investment income includes interest, dividends, gains from sales of debt instruments and stock and income derived from a passive activity or a trade or business of trading in financial instruments or commodities. In the case of an individual, the tax will be 3.8% of the lesser of: (1) the individual’s net investment income; or (2) the excess of the individual’s modified adjusted gross income over (a) $250,000 in the case of a married individual filing a joint return or a surviving spouse, (b) $125,000 in the case of a married individual filing a separate return or (c) $200,000 in the case of a single individual.

Backup Withholding. The Company may be required in certain circumstances to backup withhold on certain payments paid to non-corporate U.S. Shareholders who do not furnish the Company their correct taxpayer identification number (in the case of individuals, their social security number) and certain certifications, or who are otherwise subject to backup withholding. Backup withholding is not an additional tax. Any amounts backup withheld from payments made to a U.S. Shareholder may be refunded or credited against such U.S. Shareholder’s U.S. federal income tax liability.

Tax Shelter Reporting Rules. The Company may engage in transactions or make investments that would subject the Company, its Shareholders that are obliged to file U.S. tax returns and/or its advisers to special rules requiring such transactions or investments by the Company, or investments in the Company, to be reported and/or otherwise disclosed to the IRS, including to the IRS’s Office of Tax Shelter Analysis (the “Tax Shelter Rules”). Although the Company does not expect to engage in transactions solely or principally for the purpose of achieving a particular tax consequence, there can be no assurance that the Company will not engage in transactions that trigger the Tax Shelter Rules. In addition, a U.S. Shareholder may have disclosure obligations with respect to its interest in the Company if the U.S. Shareholder (or the Company in certain cases) participates in a reportable transaction. A U.S. Shareholder’s recognition of a loss upon its disposition of an interest in the Company could also constitute a “reportable transaction” for such U.S. Shareholder, requiring such U.S. Shareholder to file Form 8886.

In addition, pursuant to the Tax Shelter Rules, the Company may provide to its advisers identifying information about the Company’s investors and their participation in the Company and the Company’s income, gain, loss, deduction or credit from transactions or investments that are subject to the Tax Shelter Rules, and the Company or its advisers may disclose this information to the IRS upon its request.

Taxation of U.S. Tax-Exempt Shareholders

The discussion below discusses certain tax issues for U.S. tax-exempt entities that are subject to U.S. federal income taxation on “unrelated business taxable income” (“UBTI”), such as qualified pension plans and individual retirement accounts. Certain tax-exempt entities, such as private foundations, endowments, and charitable remainder trusts are subject to special rules not discussed below. Prospective tax-exempt investors should consult their own advisors regarding the tax consequences of purchasing, holding and disposing of an interest in the Company.

Unrelated Business Tax Income

Under Code Section 501(a), tax-exempt entities, including qualified pension plans and individual retirement accounts, are generally exempt from U.S. federal income tax, but are taxable on unrelated business taxable income or “UBTI.” When a tax-exempt entity owns an interest in a partnership such as the Company, the activities of the partnership are attributed to it for purposes of determining whether the tax-exempt entity’s distributive share of partnership income is UBTI. UBTI generally is derived from either (i) an “unrelated trade or business” carried on by the Company (or by a transparent entity in which the Company is a partner or member) or (ii) “debt-financed” property owned by the Company (or a transparent entity in which the Company is a partner or member). For each tax-exempt Shareholder, the unrelated business income tax generally applies to UBTI in excess of $1,000 for any taxable year.

UBTI is defined generally as any gross income derived by a tax-exempt entity from an unrelated trade or business that it regularly carries on, less the deductions directly connected with that trade or business and can include income derived indirectly from an investment in a transparent entity. UBTI generally does not include dividends, interest, certain types of rents from real property, and gain or loss derived from the sale of property (other than gain or loss derived from the sale of inventory and property sold to customers in the ordinary course of a trade or business). UBTI does include operating income from certain asset categories owned directly or through entities treated as transparent for U.S. federal income tax purposes. Separate calculations are made for each unrelated trade or business of the exempt organization, with losses usable only against the applicable unrelated trade or business and not against all UBTI generally. The amount of UBTI that is realized by tax-exempt Shareholders will depend on the nature of the Company’s future operations.

UBTI also may include income from certain “debt-financed property.” If a tax-exempt entity’s acquisition of an interest in a transparent entity is debt-financed, or a transparent entity directly or indirectly incurs “acquisition indebtedness” that is allocated to the acquisition of a partnership investment, then UBTI may include a percentage of gross income (less the same percentage of deductions) derived from such investment regardless of whether such income would otherwise be excluded as dividends, interest, rents, gain or loss from sale of eligible property, or similar income.

The Company may generate UBTI directly, through its investments in transparent entities, or from the direct or indirect incurrence of acquisition indebtedness. Neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of UBTI. Tax-exempt Shareholders are urged to consult their own tax advisors concerning the application of these rules based on their particular circumstances and if sensitive to the incurrence of UBTI may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

Excise Tax on Certain Tax-Exempt Entities Entering into Prohibited Tax Shelter Transactions

Section 4965 of the Code imposes an excise tax on certain tax-exempt entities, including, in certain circumstances, their managers, that become a “party” to a transaction that is a prohibited tax shelter transaction, (as defined in Section 4965(e)(1)) of the Code. Tax-exempt entities and possibly their managers may be subject to significant penalties if the tax-exempt entity fails to disclose to the IRS its participation in each prohibited tax shelter transaction and to disclose other known parties to the transaction.

Although the Company does not intend to invest in prohibited tax shelter transactions, the Company could participate in a transaction that is or later becomes treated by the IRS as a prohibited tax shelter transaction. In addition, prohibited reportable transactions could include transactions that are not typically viewed as tax shelters or tax avoidance transactions. There can be no assurance that the Company might not participate directly or indirectly in a transaction that is determined by the IRS to be a prohibited reportable transaction.

Non-U.S. Income

A tax-exempt entity’s tax-exempt status for U.S. federal income tax purposes generally is not relevant for purposes of determining taxation under the laws of other countries. Accordingly, a tax-exempt entity may bear withholding or other non-U.S. taxes imposed with respect to payment to, or income of, the Company. In certain cases, A U.S. tax-exempt entity may be entitled to claim under an applicable tax treaty reduced rates or elimination of a non-U.S. tax liability.

PROSPECTIVE TAX-EXEMPT INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS FOR FURTHER INFORMATION ABOUT THE U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX CONSEQUENCES OF PURCHASING, HOLDING AND DISPOSING OF SHARES.

Taxation of Non-U.S. Shareholders

The following is a summary discussion of certain material U.S. federal income tax considerations relating to an investment in the Company by Non-U.S. Shareholders. For purposes of this discussion, a “Non-U.S. Shareholder” is a Shareholder that is not a U.S. Shareholder, a U.S. tax-exempt entity or a partnership or entity treated as a partnership for U.S. federal income tax purposes. The summary assumes that a Non-U.S. Shareholder is not engaged in a trade or business within the United States other than as a result of its investment in the Company, and, in the case of an individual, is not present in the United States for more than 183 days in any year. This summary does not discuss special rules applicable to certain types of potential non-U.S. investors, such as “qualified foreign pension funds” or “governmental entities” and does not discuss any non-U.S. tax considerations in jurisdictions in which the Company invests or in the Non-U.S. Shareholder’s jurisdiction of residence.

Non-Effectively Connected Income

A Non-U.S. Shareholder is subject to U.S. withholding tax at the rate of 30% (or a lower tax treaty rate, if applicable) on its distributive share of any U.S.-source fixed or determinable annual or periodic income, such as interest (other than so called “portfolio interest” and bank deposit interest) and dividends received by the Company, that is not “effectively connected” with the conduct of a trade or business in the United States (“ECI”). Withholding is generally not required in the case of non-effectively connected capital gains.

Effectively Connected Income

The Company may invest in entities engaged in a trade or business in the United States that are classified as partnerships for federal income tax purposes. In general, a non-U.S. person that invests in a partnership that is “engaged in a trade or business within the United States” (directly or indirectly) is itself considered to be engaged in a trade or business within the United States and is required to file U.S. federal income tax returns and is subject to U.S. tax at regular U.S. tax rates on its ECI, less deductions allocable to such income (and a “branch profits” tax in the case of a non-U.S. corporation). A non-U.S. person that fails to file a timely U.S. federal income tax return in respect of its income from a U.S. trade or business may subsequently be precluded from claiming deductions related to such income. The Company will be required to withhold at the highest applicable U.S. federal income tax rates on the share of any ECI, less deductions allocable to Non-U.S. Shareholders. To the extent that the amount of tax withheld exceeds the non-U.S. Shareholder’s substantive federal income tax liability, such excess may be refunded to such Non-U.S. Shareholder.

The Company’s activities may generate ECI, and neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of ECI. Non-U.S. Shareholders are urged to consult their own tax advisors concerning the application of these rules based on their particular circumstances and may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

Sale of Shares or Withdrawal

In addition, any gain realized by a non-U.S. Shareholder on a disposition of Shares will be taxable as ECI to the extent attributable to appreciation in United States real property interests (which include stock in a U.S. corporation 50% or more of the assets of which consist of U.S. real property) or other assets that would generate ECI if sold by the Company, and the purchaser (or the Company in the case of a withdrawal) may be required to withhold U.S. federal income tax.

Estate Taxes

Shares in the Company owned or treated as owned at the date of death of a non-U.S. individual may be included in such individual’s estate for U.S. federal estate tax purposes, unless an applicable estate tax treaty provides otherwise.

Foreign Account Tax Compliance Act

Under Sections 1471 through 1474 of the Code and the Treasury Regulations issued thereunder (commonly referred to as “FATCA”), a 30% withholding tax is imposed on payments of certain U.S.-source income (including interest and dividends) to non-U.S. entities unless such non-U.S. persons comply with certain reporting requirements regarding their direct and indirect U.S. owners and other “U.S. account holders.” Such withholding could apply to payments made by the Company to certain of its Non-U.S. Shareholders. Accordingly, Non-U.S. Shareholders may have to provide certain information, representations and waivers of non-U.S. law as may be required by the Investment Adviser to comply with such new rules in order to avoid such withholding tax, including, for example, information relating to a Non-U.S. Shareholder and its “substantial United States owners” (within the meaning of Code Section 1473(2)), if any, or persons holding a “financial account” (within the meaning of Code Section 1471(d)(2)) with such Non-U.S. Shareholder. Certain countries have entered into inter-governmental agreements with the United States to facilitate the type of information reporting required under FATCA. While the existence of such agreements will not eliminate the risk of FATCA withholding on payments made by the Company to its Non-U.S. Shareholders, these agreements are expected to reduce the risk of the withholding for investors in (or indirectly holding interests in the Company through financial institutions in) those countries. Potential investors are encouraged to consult with their tax advisors regarding the possible implications of FATCA on an investment in the Company. While withholding under FATCA would also have applied to payments of gross proceeds from dispositions of certain stocks and debt instruments after December 31, 2018, proposed Regulations eliminate FATCA withholding on gross proceeds payments. Taxpayers generally may rely on such proposed Regulations until final Regulations are issued. In addition, pursuant to these rules, the Company may provide to its advisors identifying information about the Shareholders and their participation in the Company and the Company’s income, gain, loss or deduction from those transactions or investments, and the Company or its advisors may disclose this information to the IRS upon its request.

Non-U.S. Income

A non-U.S. Shareholder may bear withholding or other taxes imposed with respect to payment to, or income of, the Company with respect to non-U.S. investments.

PROSPECTIVE NON-U.S. INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISORS FOR FURTHER INFORMATION ABOUT THE U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX CONSEQUENCES OF PURCHASING, HOLDING AND DISPOSING OF SHARES.

Possible Legislative or Other Actions Affecting Tax Aspects

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in the Company may be modified by legislative, judicial, or administrative action at any time, and any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in the Company.

State and Local Tax Considerations

In addition to the U.S. federal income tax consequences described above, Prospective investors should consider potential state and local tax consequences of an investment in the Company. The state and local tax treatment of the Company and the Shareholder may not conform to the U.S. federal income tax consequences discussed above. State and local laws may differ from U.S. federal income tax laws with respect to the treatment of specific items of income, gain, loss, deduction and credit.

The Company and its Shareholders may become subject to state and local taxes or filing requirements in various jurisdictions depending on the location and scope of the Company’s activities. The imposition of state and local tax may take the form of a tax on the Company and/or the Shareholders. The Company and its Shareholders may become subject to state and local taxes or filing requirements in those jurisdictions where the Company is considered to be doing business, holds assets or has employees or agents.

The taxability of a Shareholder may take the form of entity-level withholding of state or local income, franchise, or other tax from the distributive share payable to a Shareholder. In addition, a Shareholder’s distributive share of the income or loss from the Company may be required to be included in determining such Shareholder’s reportable income for state or local tax purposes in the state or locality in which such Shareholder is a resident. Other states and localities in which the Company may derive income may require the filing of tax returns by nonresident Shareholders. To the extent that a nonresident Shareholder pays a tax to a state or locality by virtue of Company operations within that state or locality, such Shareholder may be entitled to a deduction or credit against tax owed to its state or locality of residence with respect to the same income.

For taxable years beginning before January 1, 2026, individuals who itemize cannot deduct more than $10,000 of certain state and local taxes.

In light of the foregoing, each prospective investor is urged to consult with its own tax advisors regarding the state and local tax consequences of an investment in the Company.

THE CONTENTS OF THIS SECTION ARE INTENDED AS A GENERAL DISCUSSION OF CERTAIN TAX CONSEQUENCES OF AN INVESTMENT IN THE COMPANY. THIS DISCUSSION SHOULD NOT BE CONSTRUED AS PROVIDING TAX ADVICE TO PROSPECTIVE INVESTORS; NOR SHOULD A PROSPECTIVE INVESTOR RELY ON THIS DISCUSSION AS TO THE TAX CONSEQUENCES OF ACQUIRING, HOLDING, AND DISPOSING OF SHARES. PROSPECTIVE INVESTORS SHOULD CONSULT WITH AND RELY SOLELY ON THEIR OWN TAX ADVISERS AS TO ALL TAX CONSEQUENCES OF ACQUIRING, HOLDING, AND DISPOSING OF SHARES, INCLUDING THE EFFECTS OF U.S. FEDERAL, STATE, LOCAL, AND NON-U.S. INCOME AND OTHER TAX LAWS.

Certain ERISA Considerations

ERISA imposes certain requirements on (i) “employee benefit plans” (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) entities whose underlying assets include the assets of such plans (each of (i) and (ii), an “ERISA Plan”) and (iii) persons who are fiduciaries with respect to ERISA Plans. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of an ERISA Plan and of other “plans” that are subject to Section 4975 of the Code, such as individual retirement accounts and “Keogh” plans (together with ERISA Plans, “Plans”), and certain persons (referred to as “parties in interest” under ERISA or “disqualified persons” under the Code) having certain relationships to Plans, unless a statutory or administrative exemption is applicable to the transaction. A party in interest or disqualified person who engages in a prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA and Section 4975 of the Code, unless a statutory or administrative exemption is available. Each person acquiring Shares that is or may become a Plan is responsible for determining the extent, if any, to which the purchase and holding of Shares will constitute a non-exempt prohibited transaction under ERISA or Section 4975 of the Code, and otherwise for determining compliance with ERISA and Section 4975 of the Code.

The Plan Assets Regulation describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA or Section 4975 of the Code. The Plan Assets Regulation provides that, if a Plan acquires an “equity interest” (such as Shares of the Company) in an entity (such as the Company) that is neither a “publicly-offered security” nor a security issued by an investment company registered under the 1940 Act, the assets of the Plan are deemed to include both the equity interest in the entity as well as an undivided interest in each of the underlying assets of such entity, unless Benefit Plan Investors (as defined below) in the aggregate hold less than 25% of the value of each class of equity interests in the entity or unless another exception under the Plan Assets Regulation applies. If the underlying assets of the entity were deemed to include “plan assets,” the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be Plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers).

For purposes of the Plan Assets Regulation, the term “Benefit Plan Investor” means (i) any “employee benefit plan” as defined in Section 3(3) of ERISA and subject to Part 4 of Subtitle B of Title I of ERISA, (ii) any “plan” as defined in and subject to Section 4975 of the Code, and (iii) any entity whose underlying assets include plan assets by reason of an employee benefit plan’s investment in the entity for purposes of ERISA or Section 4975 of the Code. Any entity described in clause (iii) of the previous sentence will be considered, for various purposes, to hold “plan assets” only to the extent of the percentage of its equity interests that are held by Benefit Plan Investors. The general account of an insurance company whose assets include the assets of Benefit Plan Investors may, under certain circumstances, be treated as “plan assets.” Under the Plan Assets Regulation, any equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets or any affiliate of such person (any of the foregoing, a “Controlling Person”), will be disregarded in determining compliance with the 25% limitation.

The Plan Assets Regulation defines a “publicly-offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” solely because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

However, when an ERISA Plan acquires an “equity interest” in an entity that is neither (a) a “publicly offered security” nor (b) a security issued by an investment fund registered under the Investment Company Act, then the ERISA Plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established that (i) the entity is an “operating company” or (ii) the equity participation in the entity by Benefit Plan Investors is limited.

The U.S. Department of Labor has promulgated a regulation (the “Regulation”) which, in pertinent part, defines the term “operating company”. An operating company is defined to include a venture capital operating company (“VCOC”). An entity will qualify as a VCOC if (a) on the first day on which the entity makes an investment that is not a short-term investment of funds pending long-term commitment, and during a pre-established 90-day annual valuation period each year thereafter, the entity has at least 50% of its assets (other than short-term investments pending long-term commitment), valued at cost, invested in “operating companies” with respect to which such entity obtains “management rights” and (b) the entity, in the ordinary course of its business, actually exercises such management rights with respect to at least one of such operating companies. Operating companies are entities engaged in the production or sale of a product or service, other than the investment of capital. For purposes of the VCOC test, management rights are contractual rights directly between the entity and the operating company to substantially participate in, or substantially influence the conduct of, the management of the operating company.

To the extent necessary to avoid the Company’s assets being treated as “plan assets” under ERISA, the Company will use reasonable best efforts to operate so that it should qualify as a VCOC or to meet another exception under ERISA and/or the Regulation, including limiting equity participation in the Company by Benefit Plan Investors to less than 25% of the value of any class of equity interests in the Company. The Company may take any action it deems necessary or desirable in order that the Company’s assets should not be treated as “plan assets” under ERISA, including making structural, operating or other changes to the Company, selling or otherwise disposing of an investment, or requiring redemptions from Benefit Plan Investors.

In order to attempt to prevent the Company’s assets from being characterized as “plan assets” for purposes of ERISA If, following the completion of an initial public offering, or listing or registration of the Company’s Shares, in any case, that causes the Company’s Shares to be a “publicly-offered security,” the Company’s assets would not be characterized as plan assets, as discussed above.

This summary does not include a discussion of any laws that may apply to employee benefit plans that are not subject to ERISA or Section 4975 of the Code. Such plans (and entities in which they invest, as applicable) should consult their own professional advisors about any laws applicable thereto.

THE PRECEDING DISCUSSION IS ONLY A SUMMARY OF CERTAIN IMPLICATIONS UNDER ERISA AND SECTION 4975 OF THE CODE OF AN INVESTMENT IN THE COMPANY’S SHARES AND DOES NOT PURPORT TO BE COMPLETE. PROSPECTIVE INVESTORS SHOULD CONSULT WITH THEIR OWN LEGAL, TAX, FINANCIAL AND OTHER ADVISORS PRIOR TO INVESTING TO REVIEW THESE IMPLICATIONS IN LIGHT OF SUCH INVESTOR’S PARTICULAR CIRCUMSTANCES.

Item 1A. Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to the Company’s Business and Structure

No Assurance of Returns. An investment in the Company is highly speculative, involves a high degree of risk, and could result in the loss of part or all of a Shareholder’s initial investment. There can be no assurance that Shareholders will receive distributions from the Company in an amount equal to their initial investment. The timing of profit realization is highly uncertain. Therefore, prospective investors should not invest in the Company unless they can bear such a loss. Moreover, there can be no assurance that the Company’s investment objective will be achieved and investment results may vary materially from one reporting period to the next. Consequently, an investment in the Company is suitable only for sophisticated investors with other substantial assets who are capable of making an informed independent decision as to the risks involved in an investment of the Company.

Limited Operating History. The Company was formed in August 2022 and did not commence operations until July 2023. There can be no assurance that the results achieved by the past investments of the Investment Adviser will be achieved for the Company. Past performance should not be relied upon as an indication of future results. The performance of prior investments by the Investment Adviser does not imply or predict (directly or indirectly) any level of future performance of the Company. Past performance cannot be relied on to predict future events due to a variety of factors, including, without limitation, varying degrees of business strategies, different local and economic circumstances, different supply and demand characteristics, varying degrees of capital, availability of bank loans or other borrowing facilities, and varying circumstances pertaining to the markets in which the Company invests. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

In addition, the Investment Adviser has never managed a BDC. The 1940 Act imposes numerous constraints on the operations of BDCs that generally do not apply to other investment vehicles managed by the Investment Adviser. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Neither the Company nor the Investment Adviser has any experience operating or advising under these constraints, which may hinder the Company’s ability to take advantage of attractive investment opportunities and to achieve its investment objective.

Significant Costs as a Result of Being Registered Under the Exchange Act. The Company incurs legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC. These rules and regulations, and any future changes thereto, will increase our legal and financial compliance costs and will require significant time and attention from our management team.

Dependence Upon Key Personnel of the Investment Adviser. The success of the Company is highly dependent on the financial and managerial expertise of the Investment Adviser. Although the Investment Adviser has attempted to foster a team approach to investing, the loss of key individuals employed by the Investment Adviser could have a material adverse effect on the performance of the Company. The individuals may not necessarily continue to remain employed by the Investment Adviser during the entire life of the Company. If these individuals do not maintain their existing relationships with the Investment Adviser and Investment Adviser does not develop new relationships with other sources of investment opportunities available to the Company, it may not be able to grow its investment portfolio. In addition, individuals with whom the senior professionals of the Investment Adviser have relationships are not obligated to provide the Company with investment opportunities. Therefore, the Company can offer no assurance that such relationships will generate investment opportunities for the Company. In addition, a number of members of the professional staff of the Investment Adviser are actively involved in managing the investment decisions of other funds and other accounts advised by the Investment Adviser and a few key personnel may invest in these funds. Accordingly, the members of the professional staff of the Investment Adviser will have demands on their time for the investment, monitoring and other functions of other funds advised by the Investment Adviser.

The employees of the Investment Adviser and other Investment Adviser investment professionals expect to devote such time and attention to the conduct of the Company’s business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Investment Adviser or such investment professionals will devote any minimum number of hours each week to the affairs of the Company or that they will continue to be employed by the Investment Adviser. Subject to certain remedies, in the event that certain employees of the Investment Adviser cease to be actively involved with the Company, the Company will be required to rely on the ability of the Investment Adviser to identify and retain other investment professionals to conduct the Company’s business. The Board intends to evaluate the commitment and performance of the Investment Adviser in conjunction with the required approval of the Investment Advisory Agreement.

Dependence on Strong Referral Relationships. The Company depends upon the Investment Adviser to maintain its network of strategic relationships, and the Company expects to rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the Investment Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the Investment Adviser has relationships are not obligated to provide the Company with investment opportunities, and the Company can offer no assurance that these relationships will generate investment opportunities for the Company in the future.

No Guarantee to Replicate Historical Results Achieved by Investment Adviser. The performance of the prior investments by the Investment Adviser and its affiliates is not necessarily indicative of the Company’s future results. While the Investment Adviser intends for the Company to make investments that have estimated returns commensurate with the risks undertaken, there can be no assurance that the Company’s investment objective will be achieved. On any given investment, a total loss is possible. There can be no guarantee that the Company will replicate the historical results achieved by members of the Investment Adviser or its affiliates, and investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on the Company’s future performance.

Expedited Investment Decisions. Investment analyses and decisions by the Investment Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Investment Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Investment Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Investment Adviser expects to rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources, or as to the Company’s right of recourse against them in the event errors or omissions do occur.

Potential Limited Ability to Execute Investment Decisions. When making investment and allocation decisions, the Investment Adviser relies on its available resources, which in some cases could be limited, delayed, or disrupted particularly in challenging or uncertain markets, or in the case of social, political, or governmental actions. While the Investment Adviser performs investment and allocation functions consistent with its agreements with the Company and other clients and accounts, there can be no assurance that the Investment Adviser’s available resources or its personnel responsible for investment and allocation decisions will ultimately result in the most favorable investments, allocations or returns to the Company or, thereby, investors.

Ability to Manage the Company’s Business Effectively. The Company’s ability to achieve its investment objective will depend on its ability to manage its business and to grow its investments and earnings. This will depend, in turn, on the Investment Adviser’s ability to identify, invest in and monitor Portfolio Companies that meet the Company’s investment criteria. The achievement of the Company’s investment objectives on a cost-effective basis will depend upon the Investment Adviser’s execution of its investment process, its ability to provide competent, attentive and efficient services to the Company and, to a lesser extent, the Company’s access to financing on acceptable terms. The Investment Adviser’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Investment Adviser may be called upon to provide managerial assistance to the Company’s Portfolio Companies. These activities may distract them from servicing new investment opportunities for the Company or slow the Company’s rate of investment. Any failure to manage the Company’s business and the Company’s future growth effectively could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Potential Conflicts of Interest. As a result of the Company’s relationships or arrangements with the Investment Adviser, there may be times when the Investment Adviser or such persons have interests that differ from those of the Shareholders, giving rise to a conflict of interest.

Conflicts Related to Obligations of Investment Adviser. The Investment Adviser employees serve, or may serve, as officers, Trustees, members, or principals of entities that operate in the same or a related line of business as the Company does, or of investment funds, accounts, or investment vehicles managed by the Investment Adviser and/or its affiliates. Similarly, the Investment Adviser and its affiliates may have other clients with similar, different or competing investment objectives (collectively, “Other Accounts”).

In serving in these multiple capacities, they may have obligations to Other Accounts or investors in those entities, the fulfillment of which may not be in the best interests of the Company or Shareholders. For example, the Investment Adviser has, and, following this offering, will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that the Company will compete with these funds, and other entities managed by the Investment Adviser and its affiliates, for capital and investment opportunities. As a result, the Investment Adviser may face conflicts in the allocation of investment opportunities among the Company and the investment funds, accounts and investment vehicles managed by the Investment Adviser and its affiliates. The Investment Adviser intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, the Company can offer no assurance that such opportunities will be allocated to the Company fairly or equitably in the short-term or over time.

Subject to the 1940 Act, the Company may also co-invest with Other Accounts, and the relationship with such Other Accounts could influence the decisions made by the Investment Adviser with respect to such investments. The Company may invest in securities of the same issuers as Other Accounts. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Accounts, the Investment Adviser may be presented with decisions involving circumstances where the interests of such Other Accounts are in conflict with those of the Company. Further conflicts could arise after the Company and Other Accounts have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Accounts were to lose their respective investments as a result of such difficulties, the ability of the Investment Adviser to recommend actions in the best interests of the Company might be impaired. The Investment Adviser may in its discretion take steps to reduce the potential for adversity between the Company and the Other Accounts, including causing the Company and/or such Other Accounts to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Accounts hold significant or controlling interests in competing or different tranches of a Portfolio Company’s capital structure. Furthermore, it is possible the Company’s interest may be subordinated or otherwise adversely affected by virtue of such Other Accounts involvement and actions relating to its investment. There can be no assurance that any conflict will be resolved in favor of the Company, and each Shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by the Investment Adviser to take any particular action could have the effect of benefiting an Other Account (and, incidentally, may also have the effect of benefiting the Investment Adviser).

Third Party Involvement. The Company may invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to the investment objective of the Company. In addition, the Company may in certain circumstances be liable for actions of such third party.

Incentive Fee Structure Relating to the Investment Adviser. In the course of the Company’s investing activities, the Company will pay management and incentive fees to the Investment Adviser. The Company has entered into the Investment Advisory Agreement with the Investment Adviser. Under the incentive fee structure which will be in place, the Company’s net realized gains will be computed and used to calculate the incentive fees. This fee structure may give rise to a conflict of interest for the Investment Adviser as it may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This risk could be increased because, under the Investment Advisory Agreement, the Investment Adviser is not obligated to reimburse the Company for incentive fees it receives even if the Company subsequently incurs losses that were not previously accrued.

Management Fee Payable Regardless of Performance. Whether or not suitable investment opportunities are available to the Company and regardless of whether the Company experiences net losses in a particular year or over the term of the Company, the Investment Adviser will be entitled to receive the management fee. The Company will be required to pay the management fee regardless of the amount of income being generated by Company assets.

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings. The Company expects to make many of its portfolio investments in the form of securities that are not publicly traded and for which no market based price quotation is available. As a result, the Investment Adviser, as valuation designee, will determine the fair value of these securities in good faith as described above in Item 1. Determination of Net Asset Value. In connection with that determination, investment professionals from the Investment Adviser will provide the Board with valuations based upon the most recent Portfolio Company financial statements available and projected financial results of each Portfolio Company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm at least once annually, the determination of fair value will be made by the Investment Adviser and not by such third-party valuation firm. In addition, the non-Independent Trustees have a pecuniary interest in the Investment Adviser. The participation of the Investment Adviser’s investment professionals in the Company’s valuation process, and the pecuniary interest in the Investment Adviser by certain members of the Board, could result in a conflict of interest as the Investment Adviser’s management fee is based, in part, on the value of the Company’s gross assets.

Negotiation of the Investment Advisory Agreement with the Investment Adviser. The Investment Advisory Agreement was negotiated between related parties. Consequently, their terms, including fees payable to the Investment Adviser, may not be as favorable to the Company as if they had been negotiated with an unaffiliated third party. In addition, the Company may choose not to enforce, or to enforce less vigorously, its rights and remedies under these agreements because of the Company’s desire to maintain the Company’s ongoing relationship with the Investment Adviser and its affiliates.

Limited Liability and Indemnification of the Investment Adviser. Under the Investment Advisory Agreement, the Investment Adviser has not assumed any responsibility to the Company other than to render the services called for thereunder. The Investment Adviser will not be responsible for any action of the Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Investment Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Adviser, and any person controlling or controlled by the Investment Adviser will not be liable to the Company, any of its subsidiaries, the Company’s Trustees, the Shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the obligations and duties that the Investment Adviser owes to the Company under the Investment Advisory Agreement. In addition, pursuant to the Investment Advisory Agreement, the Company agreed to indemnify the Investment Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Adviser, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Company’s business and operations or any action taken or omitted on the Company’s behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account. The obligations to the Company under these indemnification arrangements may be material and could have an adverse effect on the returns to Shareholders because these obligations would be payable from the assets of the Company. Further, under these indemnification arrangements, Shareholders may have a more limited right of action in certain cases than they would in the absence of these arrangements.

Restricted Ability to Enter into Transactions with Affiliates. The 1940 Act prohibits or restricts the Company’s ability to engage in certain principal transactions and joint transactions with certain “First Tier” affiliates and “Second Tier” affiliates. For example, the Company is prohibited from buying or selling any security from or to any person who owns more than 25% of the Company’s voting securities or certain of that person’s affiliates (each is a “First Tier” affiliate), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. The Company considers the Investment Adviser and its affiliates to be “First Tier” affiliates for such purposes. The Company is prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “Second Tier” affiliate without the prior approval of the Independent Trustees. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be a “Second Tier” affiliate for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such “Second Tier” affiliate without the prior approval of the Independent Trustees.

The Company may, however, invest alongside the Investment Adviser’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations. For example, the Company may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Adviser, acting on the Company’s behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. The Company may also invest alongside the Investment Adviser’s or its affiliates’ investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and the Investment Adviser’s allocation policy.

In situations where co-investment with investment funds, accounts and investment vehicles managed by the Investment Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the Company’s interests and those of the Investment Adviser’s or its affiliates’ clients, subject to the limitations described in the preceding paragraph, the Investment Adviser will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, the Company will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by the Investment Adviser has previously invested. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to the Company.

The Company and the Investment Adviser have received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with investment funds, accounts and investment vehicles managed by the Investment Adviser in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Operation in a Highly Competitive Market for Investment Opportunities. The business of investing in assets meeting the Company’s investment objective is highly competitive. Competition for investment opportunities includes a growing number of non-traditional participants, such as hedge funds, private funds, including business development companies, and other private investors, as well as more traditional financial institutions and competitors. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. Furthermore, many of the Company’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on the Company as a BDC. Increased competition for, or a diminishment in the available supply of, investments suitable for the Company could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. The Company may incur significant expenses in connection with identifying investment opportunities and investigating potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third-party advisors.

With respect to all investments, the Company may lose some investment opportunities if the Company does not match its competitors’ pricing, terms and structure. However, if the Company matches the Company’s competitors’ pricing, terms and structure, the Company may experience losses. The Company may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by the Investment Adviser. Although the Investment Adviser will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to the Company and may not be in the best interests of the Company and the Shareholders. Moreover, the performance of investments will not be known at the time of allocation.

Insufficient Capital Raise from the Private Offering. There is a risk that the amount of capital raised in the Private Offering will be insufficient to meet the investment objectives or operational requirements of the Company. If there is a shortage of capital, the Investment Adviser will use its best efforts to obtain funds from a third party. Obtaining funds from a third party may require an increase in the amount of financing the Company will be obligated to repay. In addition, there is no certainty that funds from a third party will be available at a reasonable cost.

If insufficient capital is raised from this Private Offering, investments planned by the Investment Adviser will be delayed until sufficient cash flow is generated from operation of the Company, if ever. This could impact the ability of the Company to achieve some of its investment objectives.

Possibility of the Need to Raise Additional Capital. The Company may need additional capital to fund new investments and grow the Company’s portfolio of investments once the Company has fully invested the net proceeds of this Private Offering. The Company intends to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. A reduction in the availability of new capital could limit the Company’s ability to grow. An inability to access the capital markets successfully could limit the Company’s ability to grow its business and execute its business strategy fully and could decrease the Company’s earnings, if any, which would have an adverse effect on the value of the Shares and the returns to Shareholders.

Lack of Cash for Distributions. The Company does not intend to make regular cash distributions to Shareholders. The Company expects to make such distributions only following the liquidation of one or more of its investments. Distributions will only be available to the extent there is cash flow from any such liquidations. The Company intends to invest primarily in the equity securities of portfolio companies, unlike many BDCs that may focus on investments in debt instruments. Because equity securities typically do not have a stated dividend or distribution rate, unlike the interest payments for debt instruments, there can be no assurance that such equity investments will generate cash available for distributions in consistent, regular amounts, if at all. The Company’s investors should be aware that as a result, distributions from such equity investments may be sporadic and inconsistent, and may fluctuate significantly from period to period. In addition, there may be periods in which the Company’s portfolio companies’ equity investments have not generated any cash available for distribution. In such a circumstance, investors should be aware that there may be limited or no cash available for distributions. Accordingly, an investment in the Company is suitable only for investors that do not require consistent, regular distributions, and are financially prepared to go for several periods without regular and recurring distributions of cash.

Failure to Achieve Targeted Returns. The Investment Adviser will select investments on behalf of the Company based on the Investment Adviser’s estimates or projections of returns. These estimates and projections are inherently subjective and may prove too optimistic or to have been based on assumptions that are or become incorrect. Shareholders have no assurance that actual internal rates of return will equal or exceed the stated target return to investors. In addition, the Company’s ability to achieve its targeted return may be adversely affected by numerous factors, including but not limited to a decline in economic conditions, the inability to obtain or maintain financing at expected levels or rates, increased competition, or any of the other risks described herein.

Regulations Governing Operation as a BDC. The Company may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, collectively referred to as “senior securities,” up to the maximum amount permitted by the 1940 Act. BDCs are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In other words, under the 1940 Act, the Company is able to borrow $1 for investment purposes for every $1 of investor equity. As a result, the Company will be able to incur indebtedness in the future and investors in the Company may face increased investment risk.

If the value of the Company’s assets declines, the Company may be unable to satisfy the 200% asset coverage test. If that happens, it may be required to sell a portion of its investments at a time when such sales may be disadvantageous to the Company in order to repay a portion of its indebtedness. Also, any amounts that the Company uses to service its indebtedness would not be available for distributions to Shareholders. If the Company issues senior securities, the Company will be exposed to typical risks associated with leverage, including an increased risk of loss.

The Company is not generally able to issue and sell its Shares at a price below net asset value per share. The Company may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current net asset value per Share if the Board determines that such sale is in the Company’s best interests, and if the Shareholders approve such sale. In any such case, the price at which the Company’s Shares are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares of the Company, then the percentage ownership of the Shareholders at that time will decrease, and you may experience dilution.

Potential Limited Ability to Invest in Public Companies. To maintain its status as a BDC, the Company is not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of the Company’s total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.

Financing Investments with Borrowed Money. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Shares. However, the Company may in the future borrow from banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on the Company’s assets that are superior to the claims of Shareholders, and the Company would expect such lenders to seek recovery against the Company’s assets in the event of a default. The Company may pledge up to 100% of its assets and may grant a security interest in all of its assets under the terms of any debt instruments the Company may enter into with lenders. In addition, under the terms of a borrowing facility or other debt instrument the Company may enter into, it is likely to be required to use the net proceeds of any investments that the Company sells to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged, thereby magnifying losses or eliminating the Company’s stake in a leveraged investment. Similarly, any decrease in the Company’s revenue or income will cause the Company’s net income to decline more sharply than it would have had the Company not borrowed. Such a decline would also negatively affect the Company’s ability to make dividend payments on the Shares or preferred shares. The Company’s ability to service any debt will depend largely on the Company’s financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, the Shareholders will bear the burden of any increase in the Company’s expenses as a result of the Company’s use of leverage, including interest expenses.

As a BDC, the Company generally is required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of the Company’s borrowings and any preferred shares that the Company may issue in the future, of at least 200%. If this ratio declines below 200%, the Company will not be able to incur additional debt and could be required to sell a portion of its investments to repay some debt when it is otherwise disadvantageous for the Company to do so. This could have a material adverse effect on the Company’s operations, and the Company may not be able to make distributions. The amount of leverage that the Company employs will depend on the Investment Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The Company cannot assure you that it will be able to obtain credit at all or on terms acceptable to it.

Changes in Interest Rates May Affect The Company’s Cost of Capital and Net Investment Income. To the extent the Company borrows money to make investments, the Company’s net investment income will depend, in part, upon the rate at which the Company borrows funds. Further, at times, the Company may invest in convertible notes, which could be impacted by market interest rates. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on the Company’s net investment income in the event it uses debt to finance its investments. In periods of rising interest rates, the Company’s cost of capital would increase, which could reduce the Company’s net investment income. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Investing a Sufficient Portion of Assets in Qualifying Assets. As a BDC, the Company may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of its total assets are qualifying assets.

The Investment Adviser believes that most of the investments that the Company may acquire in the future will constitute qualifying assets. However, the Company may be precluded from investing in what the Investment Adviser believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in qualifying assets, or if the SEC disagrees with the Investment Adviser’s analysis that the Portfolio Companies constitute “eligible portfolio companies” under the 1940 Act, the Company could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing Portfolio Companies (which could result in the dilution of its position) or could require the Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company must dispose of such investments quickly, it could be difficult to do so on favorable terms. The Company may not be able to find a buyer for such investments and, even if the Company does find a buyer, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease the Company’s operating flexibility.

Uncertainty as to the Value of Certain Portfolio Investments. The Company expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and the Company will value these investments at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Company’s portfolio valuations will be based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of its portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Investment Adviser, as valuation designee, expects to retain the services of one or more independent service providers to review the valuation of these investments. The types of factors that the Investment Adviser may take into account in determining the fair value of the Company’s investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a Portfolio Company, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, the markets in which the Portfolio Company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The Company’s net asset value could be adversely affected if its determinations regarding the fair value of its investments were materially higher than the values that the Company ultimately realizes upon the disposal of investments. In addition, the method of calculating the management fee may result in conflicts of interest between the Investment Adviser, on the one hand, and the Shareholders of the Company on the other hand, with respect to valuation of investments.

The Company will adjust quarterly the valuation of its portfolio to reflect the Investment Adviser’s determination of the fair value of each investment in the Company’s portfolio. Any changes in fair value are recorded in the Company’s statement of operations as net change in unrealized appreciation or depreciation.

Potential Fluctuations in Quarterly Operating Results. The Company could experience fluctuations in its quarterly operating results due to a number of factors, including the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Potential Fluctuations in Net Asset Value. The Company’s net asset value may fluctuate over time and, consequently, Shareholders may pay a different price per Share at subsequent closings than some other investors paid at earlier closings. Consequently, investors in subsequent closings may receive a different number of Shares for the same purchase price that earlier investors made depending on the net asset value at the relevant time.

Potential Adverse Effects of New or Modified Laws or Regulations. The Company and its Portfolio Companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business.

Additionally, changes to the laws and regulations governing the Company’s operations related to permitted investments may cause the Company to alter its investment strategy in order to avail it of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and may shift the Company’s investment focus from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of your investment.

Potential Changes in Investment Objective, Operating Policies or Strategies Without Prior Notice or Shareholder Approval. The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of its operating policies and strategies without prior notice and without Shareholder approval. However, absent Shareholder approval, the Company may not change the nature of the Company’s business so as to cease to be, or withdraw the Company’s election as, a BDC. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and the market price of the Company’s Shares. Nevertheless, any such changes could adversely affect the Company’s business and impair the Company’s ability to make distributions to the Shareholders.

Potential Resignation of the Investment Adviser. The Investment Adviser has the right under the Investment Advisory Agreement to resign as the Investment Adviser at any time upon not less than 60 days’ written notice, whether the Company has found a replacement or not. If the Investment Adviser were to resign, the Company may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If the Company is unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions to the Shareholders are likely to be adversely affected and the value of the Shares may decline. In addition, the coordination of the Company’s internal management and investment or administrative activities, as applicable, is likely to suffer if the Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objective may result in additional costs and time delays that may adversely affect the Company’s business, financial condition, results of operations and cash flows.

Dependence on Information Systems and Potential Systems Failures. The Company’s business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. In addition, certain of these systems are provided to the Investment Adviser or its affiliates by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in the Company’s activities. This, in turn, could have a material adverse effect on the Company’s operating results and negatively affect the market price of the Company’s Shares and the Company’s ability to pay distributions to the Shareholders.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Company’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on the Company’s ability to conduct business and on its results of operations and financial condition, particularly if those events affect the Company’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the Investment Adviser’s personnel were unavailable in the event of a disaster, the Company’s ability to effectively conduct its business could be severely compromised. Adverse events can threaten the confidentiality, integrity or availability of the Company’s information resources. Despite the Company’s implementation of a variety of security measures, its computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, the Company may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Company’s computer systems, both those provided by the Investment Adviser, its affiliates, and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in the Company’s operations, which could result in damage to its reputation, financial losses, litigation, increased costs, regulatory penalties and/or dissatisfaction or loss.

Risks Related to the Company’s Investments—General Risks

Potential Impact of Economic Recessions or Downturns. Many of the Portfolio Companies in which the Company expects to make investments are likely to be susceptible to economic slowdowns or recessions. Therefore, the number of the Company’s non-performing assets is likely to increase and the value of its portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of the Company’s Investments. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing its investments and harm its operating results.

Political, Social and Economic Uncertainty Creates and Exacerbates Investment Risks. Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

For example, in late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (COVID-19) emerged in China and spread rapidly across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company, the Investment Adviser or its affiliates, and Portfolio Companies or investments.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Company and its investments, these types of events may impact and, in some cases, will impact the Company and borrowers and in certain instances the impact may be adverse. For example, smaller and middle market companies in which the Company may invest can be significantly impacted by emerging events and the uncertainty caused by these events. There can be no assurance that such emerging events will not cause the Company to suffer a loss of any or all of its investments or interest thereon. The Company will also be negatively affected if the operations and effectiveness of the Investment Adviser or its affiliates or an issuer, obligor, or borrower (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events have limited and could continue to limit the Company’s investments, limit the Company’s ability to grow and have a material negative impact on its operating results and the fair values of its investments.

Investments in Leveraged Portfolio Companies. The Portfolio Companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, or a larger number of qualified managerial and technical personnel. As a result, the Portfolio Companies which the Investment Adviser expects to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position or may otherwise have a weak financial condition or be experiencing financial distress.

The Portfolio Companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the Portfolio Companies incur a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these Portfolio Companies and the Company as an investor. For example, the substantial indebtedness of a Portfolio Company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.

A leveraged Portfolio Company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a Portfolio Company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that Portfolio Company or its industry. If a Portfolio Company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect the Company’s investment in such Portfolio Companies.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which the Company invests may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that the Company holds. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company’s realizing any guarantees that the Company may have obtained in connection with the Company’s investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Lack of Liquidity in Investments. The lack of an established, liquid secondary market for some of the Company’s investments may have an adverse effect on the market value of its investments and on the Company’s ability to dispose of them. Additionally, the Company’s investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, the Company’s assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens. Therefore, no assurance can be given that, if the Company is determined to dispose of a particular investment held by the Company, it could dispose of such investment at the prevailing market price.

The Company may also invest in securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. Some of the Company’s debt investments may contain interest rate reset provisions that may make it more difficult for a Portfolio Company’s borrowers to make distribution or dividend payments to the Company.

Potential Adverse Effects of Price Declines and Illiquidity. As a BDC, the Company will be required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings, the markets in which the Portfolio Company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company uses the pricing indicated by the external event to corroborate the Company’s valuation. The Company records decreases in the market values or fair values of the Company’s investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in the Company’s portfolio. The effect of all of these factors on the Company’s portfolio may reduce the Company’s net asset value by increasing net unrealized depreciation in its portfolio. Depending on market conditions, the Company could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, and ultimately the value of the Shares and returns to Shareholders.

Highly Volatile Instruments. The prices of the Company’s investments can be highly volatile. Price movements of instruments in which the Company’s assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies and financial instrument options. Such intervention is intended to influence prices directly and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

Projections. The Investment Adviser may rely upon projections, forecasts or estimates developed by it or a Portfolio Company in which the Company is invested, concerning the Portfolio Company’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond the Company’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the Company’s investments among asset groups from that described herein; the degree to which the Company’s investments are hedged and the effectiveness of such hedges, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

Failure of Due Diligence Process. The Investment Adviser has had extensive prior experience in venture projects and has endeavored to obtain and verify material facts regarding the Portfolio Companies. It is possible, however, that the Investment Adviser has not discovered certain material facts about an asset because information presented by the Portfolio Companies may have been prepared in an incomplete or misleading fashion, and material facts related to Portfolio Companies’ assets may not yet have been discovered.

Third-Party Litigation. In addition to litigation relating to the bankruptcy process, the Company’s investment activities subject the Company to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where the Company exercises control or significant influence over a Portfolio Company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce net assets.

Proportion of Assets that May Be Invested in Securities of a Single Issuer. The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that the Company assumes large positions in the securities of a small number of issuers or industries, the Company’s net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns the Company realizes may be significantly adversely affected if a small number of investments perform poorly or if the Company needs to write down the value of any one investment. Additionally, a downturn in any particular industry in which the Company is invested could significantly affect the Company’s aggregate returns.

Potential Failure to Make Follow-On Investments in Portfolio Companies. Following an initial investment in a Portfolio Company, the Company may decide to provide additional funds to such Portfolio Company, in order to:

●	increase or maintain, in whole or in part, the Company’s position as a creditor or equity ownership percentage in a Portfolio Company;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	attempt to preserve or enhance the value of the Company’s investment.

There is no assurance that the Company will make follow-on investments or that the Company will have sufficient funds to make all or any of such investments. Even if the Company has sufficient capital to make a desired follow-on investment, the Investment Adviser may elect not to make a follow-on investment because it may not want to increase the Company’s concentration of risk. The Company’s ability to make follow-on investments may also be limited by the Investment Adviser’s allocation policy. Any decision by the Company not to make follow-on investments or its inability to make such investments may have a substantial adverse effect on a Portfolio Company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for the Company to increase its participation in a successful Portfolio Company or the dilution of its ownership in a Portfolio Company if a third party invests in the Portfolio Company.

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies. The Company generally does not intend to hold controlling equity positions in its Portfolio Companies. As a result, the Company will be subject to the risk that a Portfolio Company may make business decisions with which the Company disagrees, and that the management and/or shareholders of a Portfolio Company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the potential lack of liquidity of the debt and equity investments that the Company expects to hold in the Company’s Portfolio Companies, the Company may not be able to dispose of its investments in the event the Company disagrees with the actions of a Portfolio Company and may therefore suffer a decrease in the value of the Company’s investments.

Risks Related to the Company’s Investments

The Company may not realize gains from its Investments. The Company will make direct equity investments in portfolio companies. The Company’s goal in such investments will be primarily to realize gains upon its disposition of such equity interests. However, the Company’s equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from its equity investments, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it may experience. The Company also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow the Company to sell the underlying equity interests.

Absence of Public Markets. The Company’s Investments will generally be private, illiquid holdings. As such, there will generally be no public markets for the securities held by the Company and no readily available liquidity mechanism at any particular time for any of the investments held by the Company. In addition, the realization of value from any Investments may not be possible or known with any certainty until the Investment Adviser elects to sell one or more Investments and subsequently make distributions to the Shareholders.

Competition for Investments. The Company expects to encounter competition from other entities and investors having objectives similar to the Company. Historically, the primary competition for venture capital investments has been from venture capital funds and corporations, venture capital affiliates of large industrial companies, wealthy individuals and foreign investors. Additional competition is anticipated from industrial and financial companies investing directly in companies, rather than through venture capital entities. There can be no assurances that the Investment Adviser will locate an adequate number of attractive investment opportunities. There is no assurance that the Company will succeed in finding investments on similar or favorable terms in comparison to its competitors.

Concentration of Investments. The Company may participate in a limited number of investments and may seek to make several investments in one particular industry. As a result, the Company’s investment portfolio could become highly concentrated, and the performance of a few holdings may substantially affect its aggregate return. Furthermore, to the extent that the capital raised through subscription agreements is less than the targeted amount, the Company may invest in fewer Portfolio Companies and thus be less diversified. As is typical of venture capital firms, the portfolio holdings of the Company will not be broadly diversified. A downturn of the economy or in the business of any one company could impact the aggregate returns delivered to Shareholders by the Company. To the extent the Company concentrates investments in a particular issuer, industry, security or geographic region, its investments will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto.

Reliance on Portfolio Company Management. While the Company may seek to obtain some level of involvement with or influence with respect to the management of Portfolio Companies, each Portfolio Company’s day-to-day operations will be primarily the responsibility of such Portfolio Company’s management team. Although the Investment Adviser will be responsible for monitoring the performance of each Investment and generally intends to invest in companies operated by strong management, there can be no assurance that the existing management team, or any successor, will be able to successfully operate the Portfolio Company in accordance with the Company’s plans.

Investments in Less Established Companies. The Company is likely to invest a significant portion of its assets in the securities of unseasoned companies with little or no operating history and which may experience significant losses for some time after the Company’s investment. Investments in such less established companies may involve greater risks than are generally associated with investments in more established companies. Most of these investments will be difficult to value. The return to Shareholders on their investments is contingent on the growth and prosperity of the companies in which the Company invests. The success of these companies will be subject to factors over which the Company will have little or no control, including the availability of subsequent financing, the rapid pace of technological change, market shifts (including the entry of competitors with greater resources or development of competing products, or other changes in the demand for the Portfolio Companies’ products and services), changes in relevant governmental regulations (particularly in the healthcare and technology areas), and changes in the economy generally. Consequently, investments in private companies are highly speculative. The profitability of Portfolio Companies may also depend on their ability to develop and protect intellectual property, and there can be no assurances that they will be successful in securing patent, copyright or other legal protection (or that such legal protection will be available) for their products, know-how, or other intellectual property. Less established companies tend to have lower capitalizations and fewer resources, and therefore, often are more vulnerable to losses and financial failure. There can be no assurance that losses with respect to any Investment will be offset by gains (if any) realized by the Company on other investments.

Investments in Private Companies. The Company’s investment in Portfolio Companies will be subject to numerous risks described in the offering documents prepared by such companies. These risks may be substantial and will relate to a variety of types of risks, including, without limitation, capital needs risks, business risks, technology risks, competition risks, economic risks, market risks, management risks, government regulation risks, tax risks, and numerous additional types of risks that operating companies face. In addition, there can be no assurance that the risks described in the offering documents prepared or provided by the Portfolio Companies will be complete, so Portfolio Companies may be subject to risks that are not described, or are not thoroughly described, in such offering documents. Each of the Portfolio Companies may realize any or all of the risks to which their businesses are subject, whether or not thoroughly described in their offering documents, any of which may result in losses for such Portfolio Companies and, consequently, losses to the Company. Therefore, the Company is subject to the risk that its Portfolio Companies will be adversely affected by the risks that are described in any offering materials they provide to the Company, and that they may be adversely affected by risks that are not described, or are not described thoroughly, in such offering materials.

Investments in Small- or Medium-Sized Private Companies. Acquisitions of small- or medium-sized private companies, while often presenting greater opportunities for growth, can also entail larger risks than are customarily associated with acquisitions of larger, more established companies. Such companies could have more limited product lines, markets and financial resources, and could be dependent on a smaller management group. As a result, such companies are expected to be more vulnerable to general economic trends and to specific changes in markets and technology. In addition, future growth may be dependent on obtaining additional financing, which may not be available on acceptable terms when required. Further, there is ordinarily a more limited marketplace for the sale of interests in smaller, private companies, which could make realizations of gains more difficult by requiring sales to other private investors. In addition, the relative illiquidity of private equity holdings generally, and the somewhat greater illiquidity of private holdings in small- and medium-sized companies, could make it difficult for the Company to react quickly to negative economic or political developments.

Limitations on Ability to Exit Investments. The Investment Adviser expects that the Company may be able to exit its investments in Portfolio Companies in two principal ways: (i) private sales (including acquisitions of the Portfolio Companies); and (ii) initial and secondary public offerings. At any particular time, one or both of these avenues may not be open to the Company, or the timing with respect to these exit mechanisms may be inopportune. As such, the ability to exit from and liquidate investments may be constrained at any particular time.

Minority Investments and Lack of Control. The substantial majority of the Company’s investments are currently expected to be minority interests in privately held companies. In addition, during the process of exiting investments, the Company is highly likely to hold minority interests if Portfolio Companies are taken public. As is the case with minority holdings in general, such minority interests will have neither the control characteristics nor the valuation premiums accorded to majority or controlling interests. The Company generally will seek to structure its investments so that it will have some level of control over the Portfolio Companies, at least as to major corporate decisions. However, given that the Company expects that it will hold minority interests in private companies, it may have limited ability to protect its position and investment. Generally, as a condition to any investment, the Company will seek to obtain special rights and protective provisions, which will be negotiated at the time of investment. There can be no assurance that the Company will be able to obtain such protective provisions or that if such protective provisions are obtained, they will be effective.

No Assurance of Additional Capital for Investments. After the Company has invested in a Portfolio Company, continued development and marketing of products or services may require additional financing. No assurance can be made that such additional financing will be available and even if available, no assurance can be made as to the terms upon which such financing may be obtained. No assurance can be made that buyers for such concepts or technologies can be located if an exit is desired by the Portfolio Company.

Projections. Projected operating results of a Portfolio Company in which the Company invests normally will be based primarily on financial projections prepared by the Portfolio Company’s management team. In all cases, projections are only estimates of future results that are based upon assumptions made at the time the projections are developed. There can be no assurance that the results set forth in the projections will be attained, and actual results may be significantly different from the projections. Also, general economic factors, which are not predictable, can have a material effect on the reliability of projections.

Common and Preferred Equity Investment Risk. The portfolio companies in which the Company invests may have, or may be permitted to have, outstanding indebtedness or equity securities that rank senior to the Company’s investment in common or preferred equity in such portfolio companies. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of the Company’s investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company in which an investment is made, holders of securities ranking senior to the Company’s investment would typically be entitled to receive payment in full before distributions could be made in respect of the Company’s investment. Although the Company will attempt to acquire protections of its interest in its portfolio companies, there can be no assurance that such rights will be available to the Company or that such rights will provide sufficient protection of the Company’s interests. Also, during periods of financial distress or following an insolvency, the ability of the Company’s funds to influence a portfolio company’s affairs and to take actions to protect their investments may be less than that of the senior creditors.

Software as a Service Industry Risk. The Company intends to invest in portfolio companies operating in the SaaS industry, and such companies are subject to additional risks that are unique to the SaaS industry. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud storage or SaaS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud storage or SaaS industry, could create new legal or regulatory burdens on such companies that could have a material adverse effect on their respective operations. As a result, such companies may incur operating losses and negative cash flows because of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Such companies are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a company’s recurring revenue projections.

Investments in Specific Industries. The Company intends to focus its investments in SaaS companies operating within the healthcare, media, and technology sectors. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect the Company’s financial results and the value of its Shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and the market for securities in each of the Company’s target industries may also be subject to industry-specific risks.

For example, the Company’s investments in portfolio companies in the healthcare industry, particularly the healthcare information technology, medical devices, life sciences and benefits sub-sectors, are subject to specific risks. The successful and timely implementation of the business model of such healthcare portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety and cost- effectiveness are important to the success of such portfolio companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by such portfolio companies to introduce planned products or other new products or to introduce products on schedule could negatively affect the Company’s investment.

The Company’s investments in portfolio companies operating in the media industry (including social media, livestreaming and e-commerce companies) are subject to risks associated with operating in a rapidly developing industry and a relatively new market. Such media portfolio companies rely upon their ability to cultivate and grow an active online community, and their ability to successfully monetize such community through methods that include, without limitation, advertising revenue. In addition, the continued growth of such media portfolio company depends, in part, on its ability to respond to constant changes in the industry, including rapid technological evolution and continued shifts in user trends. A media portfolio company’s ability to develop new products and services may also be inhibited by industry-wide standards, laws and regulations, resistance to change from buyers or sellers, or third-parties’ intellectual property rights. If a media portfolio company is unable to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, such portfolio companies, and indirectly, the Company and its Shareholders, would be adversely affected.

The Company may also invest in portfolio companies operating in software technology across other industries. Such companies confront various specific challenges, including evolving technology trends, technological obsolescence, and changes in the capital spending trends. These factors and future market disruptions may adversely affect such portfolio companies, thereby negatively affecting the Company’s investment in such portfolio companies.

General Debt Financing Risks. To the extent the Company makes debt investments, the Company will be subject to risks normally associated with debt financing. These risks include, without limitation, the risk that a borrower’s cash flow will be insufficient to meet required payments of principal and interest. Accordingly, the Company will be subject to counterparty risk with respect to each of the Company’s investment in debt securities (i.e., each loan that the Company makes) and will be susceptible to business difficulties or failures of its borrowers. If a borrower defaults on its debt obligations to the Company, the Company may lose money. In addition, the value of the loan may be subject to interest rate risk (e.g., rising interest rates lower the value of fixed rate securities), inflation risk (e.g., inflation places upward pressure on interest rates and reduces the present value of assets and financial instruments), and prepayment risk (e.g., the risk that principal owed on an underlying debt instrument is paid in full prior to maturity). As with any investment, the Company may lose the entire amount invested in any debt investment.

Convertible Debt. The Company may invest in convertible notes or other convertible forms of debt issued by Portfolio Companies. These financing arrangements are typically unsecured. In addition, the Portfolio Company issuing the convertible debt may not be restricted from incurring additional debt or other liabilities. Accordingly, convertible debt generally will rank equally in right of payment with any other liabilities incurred by the Portfolio Company and will be effectively junior in right of payment to any secured indebtedness. In the event of a Portfolio Company’s bankruptcy, liquidation, reorganization or other winding up, the Portfolio Company’s assets that secure any of the Portfolio Company’s debt will be available to pay obligations on the convertible debt only after such secured debt has been repaid in full. There may not be sufficient assets remaining to pay amounts due on the convertible debt.

Secured Debt Financing. In certain circumstances, the Company may make loans secured by collateral of a particular Portfolio Company. There can be no assurance that any collateral held by the Company will have or maintain any particular value, and, in particular, assets of less established companies can be particularly difficult to value. In the event of default of a borrower in a secured loan arrangement, the Company’s source of repayment may be limited to the value of the collateral and may be subordinate to other lienholders. The collateral value of the property may be less than the outstanding amount of the Company’s investment. Returns on an investment of this type depend on the borrower’s ability to make required payments, and, in the event of default, the ability to foreclose and liquidate the loan.

Bridge Loans. Bridge loans, which are generally made to assist companies with short-term liquidity needs between the receipt of financings or outside investments, are subject to a number of risks. The most significant risk associated with investing in a bridge loan is that the recipient does not receive the contemplated financing or outside investment and is unable to repay the balance due on the bridge loan. The Company may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay any bridge loan, which could depend on market conditions and other factors. In addition, bridge loans are also subject to other risks, including, but not limited to, borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default by bridge loans held by the Company, the Company bears the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of any collateral and the principal amount of the bridge loan. To the extent the Company suffers such losses with respect to its investments in bridge loans, the value of the Company will be adversely affected.

Risk Inherent in Venture Capital Investments. The types of investments that the Company anticipates making involve a high degree of risk. In general, financial and operating risks confronting Portfolio Companies can be significant. A loss of a Shareholder’s entire investment is possible. The timing of profit realization is highly uncertain. Losses are likely to occur early in the Company’s life, while successes often require a long timeframe for maturation.

Growth companies often experience unexpected problems in the areas of product or service development, manufacturing, marketing, financing, and general management, which, in some cases, cannot be adequately solved. In addition, such companies may require substantial amounts of financing which may not be available through institutional private placements or the public markets.

Untested Commercial Markets. Many private companies are founded on new technologies or developments which, assuming successful development of practical applications, will provide platforms for a variety of products that will not have been tested in the commercial markets. Accordingly, there can be no assurance that appropriate markets will exist for a private company’s products. Even if a market does exist, there can be no assurance that the private companies will be profitable or that substantial losses will not occur.

Federal Income Tax Risks

An investment in Shares involves complex U.S. federal, state and local and non-U.S. income tax considerations that will differ for each investor depending on the investor’s particular circumstances. Certain U.S. federal income tax considerations applicable to an investment in the Shares are summarized under the section entitled “Certain U.S. Federal Income Tax Considerations” in Item 1. Each prospective Shareholder should carefully review the tax matters discussed therein and should consult with its tax advisor regarding the U.S. federal, state, local and non-U.S. income and other tax consequences applicable to an investment in the Shares.

Partnership Taxation. The Investment Adviser intends that the Company be treated as a partnership for U.S. federal income tax purposes and not as an “association” or “publicly traded partnership” taxable as a corporation. If the Company were treated as an “association” or “publicly traded partnership” taxable as a corporation, the Company would be subject to U.S. federal corporate income tax (and applicable state and local taxes) on its taxable income, and the income and expenses of the Company would not be reportable by the Shareholders. Distributions from the Company would be taxable to Shareholders as dividends to the extent of the earnings and profits of the Company.

Under Section 7704 of the Code, a “publicly traded partnership” is generally treated and taxed as a corporation for U.S. federal income tax purposes. A partnership is a publicly traded partnership if (i) interests in the partnership are traded on an established securities market or (ii) interests in the partnership are readily tradable on a secondary market or the substantial equivalent thereof. Applicable Treasury regulations create certain safe harbor standards which, if satisfied, generally preclude classification as a publicly traded partnership. The Company intends to operate in a manner such that the Company should be able to satisfy one or more safe harbors. Failure to satisfy a safe harbor provision will not cause the Company to be treated as a publicly traded partnership if, taking into account all facts and circumstances, the Shareholders are not readily able to buy, sell or exchange their interests in a manner that is comparable, economically, to trading on an established securities market, but there is no assurance that the IRS would not contend that any share repurchase program if established by the Company would be comparable, economically, to trading on an established securities market if there are significant repurchases in a given year.

If the Company were treated as a publicly traded partnership for U.S. federal income tax purposes, the Company generally would nonetheless remain taxable as a partnership if 90% or more of the Company’s gross income for each taxable year in which the Company were a publicly traded partnership consisted of “qualifying income.”

To the extent the Company is treated as a partnership for U.S. federal income tax purposes, Shareholders will be required to report their share of the Company’s income, gains, expenses, losses and credits on their U.S. federal and state income tax returns, without regard to the amount of distributions received from the Company. In addition, the Company’s items of income may include amounts accrued by the Company before corresponding payments are made to the Company, and various items of Company expense may be nondeductible by certain (generally non-corporate) Shareholders. As a result, a Shareholder’s tax liability attributable to the Company for any year may exceed the amount of cash distributed to that Shareholder for that year, so that Shareholders may have to fund tax liabilities attributable to the Company from other sources.

Finally, it may not always be possible for the Company to provide timely tax information to Shareholders, so that Shareholders may have to file for extensions of time to file their tax returns.

Company Audits. In IRS audits of the Company, the tax treatment of Company-related items is determined at the Company level rather than at the Shareholder level. The Investment Adviser will designate itself or another person as the Company’s “partnership representative” with the authority to determine the Company’s response to an audit and to make all related decisions and elections. Under the generally applicable rules, the Company, rather than the Shareholders, generally will be required to pay any imputed underpayments, including interest and penalties, resulting from an adjustment to the Company’s items of income, gain, loss, deduction or credit, or an adjustment to the allocation of such items among the Shareholders.

Such imputed underpayments will be based on the highest individual or corporate income tax rate in effect for the year being audited, unless the Company is able to establish that the underpayment is allocable to a tax-exempt partner or would have otherwise been taxed at a lower rate. In such cases, a Shareholder could bear tax liabilities attributable to adjustments to a year in which it was not a Shareholder or in which its interest in the Company were smaller. The Company will treat any imputed underpayments as a deemed distribution to the Shareholder to which such imputed underpayment is allocable and may require former Shareholders and their successors to indemnify the Company and its Shareholders against imputed underpayments allocable to them. As an alternative to paying the imputed underpayment, the Company may elect to cause each person who was a Shareholder in the Company taxable year under audit to take into account its share of any adjustment; however, in that case, the Shareholders would be subject to a higher rate of interest with respect to any underpayment than would have applied if the Company were subject to the underpayment. Any actions taken by the Company’s partnership representative would be binding on the Company and the Shareholders. The IRS will not be required to provide notice of any audit or proceeding to any other Shareholders. There can be no assurance that the Company’s or a Shareholder’s tax return will not be audited by the IRS or that no adjustments to such returns will be made as a result of such an audit. Potential investors are encouraged to consult with their tax advisors regarding the possible implications of the partnership audit rules on an investment in the Company.

Unrelated Business Taxable Income. An organization that is otherwise exempt from U.S. federal income tax, such as a qualified retirement plan or an individual retirement account, generally is nonetheless subject to taxation with respect to its unrelated business taxable income, or UBTI. Except as noted below with respect to certain categories of exempt income, UBTI generally includes income or gain derived (either directly or through a transparent entity (such as the Company or any transparent entities the Company may invest in)) from a trade or business, the conduct of which is substantially unrelated to the exercise or performance of the organization’s exempt purpose or function. UBTI generally does not include passive investment income, such as dividends, interest and capital gains, whether realized by the organization directly or indirectly through a partnership (such as the Company) in which it is a partner. However, if a tax-exempt entity’s acquisition of its Units is debt financed or the partnership incurs “acquisition indebtedness,” all or a portion of the income or gain attributable to the “debt financed property” would also be included in UBTI, regardless of whether such income would otherwise be excluded as dividends, interest or capital gains.

The Company may generate UBTI directly, through its investments in transparent entities, or from the direct or indirect incurrence of acquisition indebtedness. Neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of UBTI. Tax-exempt Shareholders are urged to consult their own tax advisors concerning the application of these rules based on their particular circumstances and if sensitive to the incurrence of UBTI may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

Effectively Connected Income. Potential non-U.S. investors should be aware that an investment in the Company may give rise to ECI, subjecting non-U.S. investors to U.S. federal income tax liabilities and reporting obligations.

Regardless of whether the Company’s activities constitute a trade or business, gain derived by the Company from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as effectively connected with a U.S. trade or business. Neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of ECI. Non-U.S. Shareholders are urged to consult their own tax advisors concerning the application of these rules based on their particular circumstances and may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

Possible Legislative or Other Developments. All statements contained in this Annual Report on Form 10-K concerning the U.S. federal income tax consequences of an investment in the Company are based upon existing law and the interpretations thereof. No assurance can be given that the currently anticipated income tax treatment of an investment in the Company will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the Company and the Shareholders. INVESTORS ARE URGED TO CONSULT WITH THEIR OWN TAX ADVISORS WITH RESPECT TO AN INVESTMENT IN THE COMPANY AND THE IMPACT OF ANY POSSIBLE CHANGES TO U.S. FEDERAL INCOME TAX LAWS ON SUCH INVESTMENT. State, local and non-U.S. tax laws are also subject to frequent change and can be subject to differing interpretations. No assurance can be given that new taxation rules will not be enacted or that existing rules will not be applied in a manner which could result in the Company’s profits being subject to income tax, or increased income tax, which could have a material adverse effect on the Company.

Risks Relating to This Offering

Potential Difficulty Sourcing Investment Opportunities. The Company has not identified the potential investments for its portfolio that the Company will acquire following this offering. The Company cannot assure you that it will be able to locate a sufficient number of suitable investment opportunities to allow it to deploy the proceeds of subscriptions successfully. As a result, you will be unable to evaluate any future Portfolio Company investments prior to purchasing the Shares. Additionally, the Shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in the Shares. To the extent the Company is unable to deploy the proceeds of subscriptions, the Company’s investment income and, in turn, the Company’s results of operations, will likely be materially adversely affected.

Until such time as the Company invests the proceeds of subscriptions to invest in Portfolio Companies, the Company will invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. The Company expects these temporary investments to earn yields substantially lower than the income that the Company expects to receive in the Portfolio Companies.

Risks Regarding Distributions. The Company intends to make distributions to the Shareholders out of assets legally available for distribution. The Company cannot assure you that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to the Company under the 1940 Act as a BDC, the Company may be limited in its ability to make distributions.

Furthermore, the tax treatment and characterization of the Company’s distributions may vary significantly from time to time due to the nature of the Company’s investments. The ultimate tax characterization of the Company’s distributions made during a taxable year may not finally be determined until after the end of that taxable year.

Limited Liquidity of an Investment in Shares. The Company’s Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of the Company’s shares on a national securities exchange, and the Company does not currently intend to do so. There can be no guarantee that the Company will conduct a public offering and list its Shares on a national securities exchange.

Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. The Company has designed processes and controls to assess, identify and manage material risks from cybersecurity threats have been identified as a part of the Company’s overall risk assessment process. To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

●	Monitor emerging data risks, laws, and regulations to implement changes to our processes;

●	Conduct quarterly and annual training for our employees, including regular phishing email simulations;

●	Review third-party service providers to assess each vendors’ cybersecurity processes prior to being engaged and on an ongoing basis;

●	Perform an annual cyber risk assessment, through the use of both internal and external third parties to evaluate our cybersecurity program, policies, and procedures; and

●	Conduct annual review procedures over business continuity and disaster recovery plans.

Our incident response plan coordinates the activities that we take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our Board of Trustees is responsible for overseeing the Company’s risk assessment, risk management and cybersecurity risks. Periodically during each year, the Board receives an overview from our Chief Technology Officer of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified and our disaster recovery preparations. Members of the Board of Trustees regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Technology Officer, with oversight from the Investment Adviser’s Technology Board. Our Chief Technology Officer has over 15 years of experience in various roles involving managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The Chief Technology Officer is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above, including our incident response plan.

Item 2. Properties

The Company’s offices are located at 3575 Piedmont Road NE, Building 15, Suite 730, Atlanta, Georgia 30305. The Company believes that its office facilities are suitable and adequate for its business as it is contemplated to be conducted.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently and we do not expect there to be a public market for our shares.

Share Issuances

The following table sets forth share issuances through March 21, 2024.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676

Holders

As of March 21, 2024, there were 681 holders of record of our Shares.

Distributions

The Company did not make any cash distributions to its shareholders for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023. The Company expects to make such distributions only following the liquidation of one or more of its investments. Distributions will only be available to the extent there is cash flow from any such liquidations.

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

The Company did not make any share repurchases for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Registered Sales of Unregistered Securities and Use of Proceeds

None.

Item 6. [Reserved]

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

Expenses

Operating Expenses

The Investment Adviser shall bear its own costs incurred in providing investment advisory services to the Company, including all personnel expenses. The Company will be responsible for all costs and expenses relating to the Company’s activities, investments and ongoing business, including:

●	all costs and expenses attributable to acquiring or originating, holding, and disposing of investments;

●	the actual costs incurred by the Investment Adviser or third-party engaged by the Investment Adviser in connection with management and servicing of the Company’s investments, as applicable, provided that the Company’s responsibility for such costs shall be limited to an amount that is usual and customary for the provision of such services in the geographic area of the investment, as applicable;

●	legal, accounting, auditing, banking, consulting, and other fees and expenses, including reimbursement to the Investment Adviser for the cost of specific services provided by the Investment Adviser or its affiliates, which would otherwise be provided by third-party experts such as tax and legal services;

●	all reasonable out-of-pocket fees and expenses incurred by the Company, the Investment Adviser, or their respective affiliates, partners, agents, officers, and employees relating to the investigation of investment, syndication, and investment repayment opportunities for the Company, whether or not consummated, and the fees and expenses of due diligence associated therewith;

●	the fees payable to the Investment Adviser, or any of their respective affiliates for services provided, including the base management fee and incentive fee;

●	any taxes, fees, and other governmental charges levied against the Company; and

●	all other expenses incurred by the Investment Adviser or any of its affiliates in connection with administering the Company’s business, including expenses incurred by the Investment Adviser, or any of its affiliates in performing administrative services for the Company, and the cost of any third-party service providers, including any sub-administrator, transfer agent, or custodian engaged to assist the Investment Adviser or any of its affiliates with the provision of administrative services for the Company or on the Company’s behalf.

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

As of December 31, 2023, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of December 31, 2023, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to July 13, 2023 and as such, are not presented on the statement of operations as an expense and corresponding waiver of expense for the period from July 13, 2023 (“Commencement of Operations” through December 31, 2023.

Portfolio and Investment Activity

For the fiscal period ended December 31, 2023, the Company acquired $49.8 million aggregate principal amount of investments as further described below. The initial portfolio is seeded with promising early investments and the pipeline is robust.

The Company invested $34.0 million and $11.0 million into senior secured convertible notes of MediaFly, Inc., a comprehensive revenue enablement platform for large enterprises, on August 29, 2023 and October 19, 2023, respectively. The convertible notes have an interest rate of 10% and mature on March 1, 2025, with various exit scenario options at maturity, including a preferred return.

On September 1, 2023, the Company invested $750 thousand into a senior secured convertible note of Peregrine Health, Inc., which operates mental health clinics and a telehealth network that together aim to provide the full continuum of care for mental health patients across the United States. The convertible note had an interest rate of 7% and a maturity date of October 31, 2023. On October 19, 2023, as part of the Series A-1 equity financing round, the Company made a $4 million investment into preferred Series A-1 and also converted its note (cost basis plus accrued interest) into preferred Series A-1, amounting to $757 thousand.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Investments:
Total investments, beginning of period	$-
New investments purchased	49,756,904
Investments sold	-
Total Investments, End of Period	$49,756,904

Number of portfolio companies	2
Weighted average yield on convertible notes, at cost	10.0%
Weighted average yield on convertible notes, at fair value	10.0%

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

Our investments consisted of the following:

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$45,000,000	$47,827,750	91.6%
Preferred equity investments	4,756,904	4,368,028	8.4%
Total	$49,756,904	$52,195,778	100.0%

The industry composition of investments at fair value was as follows:

December 31, 2023
Enterprise SaaS	91.6%
Healthcare	8.4%
Total	100.0%

The geographic composition of investments at fair value was as follows:

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$49,756,904	$52,195,778	100.0%
Total	$49,756,904	$52,195,778	100.0%

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

Results of Operations

On July 12, 2023, the Investment Adviser purchased 400 Shares for an aggregate purchase price of $10 thousand. On August 24, 2023, the Company accepted $34.7 million of subscriptions, broke escrow, and commenced investment activities. The Company had its second close on October 1, 2023 (with the final number of shares being determined on October 11, 2023), in which the Company accepted $16.5 million of subscriptions. The following table represents the operating results:

For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Total investment income	$1,497,582
Net expenses	1,428,116
Net investment income	69,466
Net unrealized gain (loss)	2,438,874
Net realized gain (loss)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,508,340

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Interest income	$1,497,582
Total Investment Income	$1,497,582

For the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, total investment income was $1,497,582, the majority of which was driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Management fees	$258,166
Incentive fees	487,775
Professional fees	422,014
Board of Trustees’ fees	128,531
Administration fees	96,722
Other general and administrative expenses	34,908
Total expenses	$1,428,116

Management Fees

For the fiscal period ended December 31, 2023, management fees were $258,166. Management fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance is the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees

For the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, incentive fees were $487,775. The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company accrues quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

Other Expenses

Professional fees include legal, audit, tax, and valuation fees incurred related to the management and reporting of the Company. Other general and administrative expenses include custody fees, and insurance costs.

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. For additional information, see Note 3 – Related Party Transactions.

Income Taxes

The Company has elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the fiscal period ended December 31, 2023, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Net change in unrealized gain (loss) on investments	$2,438,874
Net Unrealized Gain (Loss) on Investments	$2,438,874

The net change in unrealized gains for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023 was largely driven by appreciation of value in one of the Company’s portfolio investments. For the fiscal period ended December 31, 2023, we recognized gross unrealized gains on investments of $2.8 million and gross unrealized losses on investments of $0.4 million, resulting in net change in unrealized gains of $2.4 million on investments.

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

Net Assets

In connection with the formation, the Company has the authority to issue unlimited common shares, $0.01 per share par value. On July 12, 2023, the Investment Adviser purchased 400 shares to capitalize the Company. On August 24, 2023, the Company accepted subscription requests, broke escrow, and commenced investment activities. The Company had its second close on October 1, 2023 (with the final number of shares being determined on October 11, 2023).

The following table sets forth share issuances through the fiscal period ended December 31, 2023.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475

No distributions or repurchases occurred during the fiscal period ended December 31, 2023. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations nor any preferred shares as of December 31, 2023. As such, the Company is in compliance with the 200% asset coverage test.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2023, the Company had no investments that are committed but not yet funded.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2023, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

●	the Investment Advisory Agreement

●	the Expense Support and Conditional Reimbursement Agreement

See Note 3 – Related Party Transactions.

Recent Developments

Subscriptions

As of January 1, 2024, the Company sold 380,003 Shares at a NAV price of $26.42 per share (with the final number of shares being determined on January 17, 2024) to accredited investors in a private placement of Shares for an aggregate purchase price of $10,039,676.

	NAV	Shares	Amount
January 1, 2024	$26.42	380,003	$10,039,676

Investment Activity

On February 27, 2024, the Company made a follow-on investment of $1.1 million into Peregrine Health, Inc.’s preferred Series A-2 equity financing round. As part of this transaction, the Company’s prior investment was converted from Series A-1 to Series A-2.

On March 21, 2024, the Company made an investment of $5.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) preferred Series E-2 equity financing round as part of a co-investment transaction with an affiliated fund. The Company has committed but not yet funded an additional investment of $7.0 million into CareSave Technologies, Inc. (d/b/a ShiftMed) as part of this co-investment transaction.

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

As part of the valuation process, the Investment Adviser takes into account relevant factors in determining the fair value of our investments, including, but no limited to:

●	the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity),

●	the nature and realizable value of any collateral or expected cash proceeds upon exit,

●	recent transactions of the portfolio company or peers,

●	the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections,

●	the markets in which the portfolio company does business,

●	a comparison of the portfolio company’s securities to any similar publicly traded securities,

●	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future, and

●	when an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Investment Adviser considers whether the pricing indicated by the external event corroborates its valuation and may be incorporated into the valuation of our investments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of December 31, 2023. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of BIP Ventures Evergreen BDC

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of BIP Ventures Evergreen BDC (the Company), including the schedule of investments, as of December 31, 2023, the related statements of operations, changes in net assets, and cash flows for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations, changes in its net assets, and its cash flows for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the underlying investees. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia

March 21, 2024

BIP Ventures Evergreen BDC

Statement of Assets and Liabilities

December 31, 2023
Assets
Investments
Non-controlled / non-affiliated investments (cost of $45,000,000)	$47,827,750
Non-controlled / affiliated investments (cost of $4,756,904)	4,368,028
Total investments, at fair value (cost of $49,756,904)	52,195,778
Cash and cash equivalents	1,045,096
Interest receivable	1,424,929
Total assets	$54,665,803
Liabilities
Management fees payable	$195,720
Incentive fees payable	487,775
Accrued audit and tax fees	143,250
Accrued expenses and other liabilities	101,695
Total liabilities	$928,440
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized, 2,034,205 shares issued and outstanding	20,342
Paid-in-capital in excess of par value	51,208,681
Total distributable earnings (loss)	2,508,340
Total net assets	53,737,363
Total liabilities and net assets	$54,665,803
Net asset value per share	$26.42

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Operations

For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,413,408
Other interest income	84,174
Total investment income	1,497,582
Expenses:
Management fees	258,166
Incentive fees	487,775
Professional fees	422,014
Board of Trustees’ fees	128,531
Administration fees	96,722
Other general and administrative expenses	34,908
Total expenses	1,428,116
Net investment income (loss)	69,466
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	2,827,750
Net change in unrealized gain (loss) on non-controlled / affiliated investments	(388,876)
Net realized and unrealized gain (loss) on investments	2,438,874
Net increase (decrease) in net assets resulting from operations	$2,508,340

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Changes in Net Assets

	Common Shares		Paid in capital in excess	Distributable earnings	Total net
	Shares	Par amount	of par	(losses)	assets
Balance at July 13, 2023 (“Commencement of Operations”)	400	$4	$9,996	$-	$10,000
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	69,466	69,466
Net change in unrealized gain (loss) on investments	-	-	-	2,438,874	2,438,874
Issuance of common shares	2,033,805	20,338	51,198,685	-	51,219,023
Total increase for the period ended December 31, 2023	2,033,805	20,338	51,198,685	2,508,340	53,727,363
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Cash Flows

For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,508,340
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(2,438,874)
Convertible note interest capitalized	(6,904)
Payments for purchases of investments	(49,750,000)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,424,929)
Increase (decrease) in management fees payable	195,720
Increase (decrease) in incentive fees payable	487,775
Increase (decrease) in accrued audit and tax fees	143,250
Increase (decrease) in accrued expenses and other liabilities	101,695
Net cash provided by (used in) operating activities	(50,183,927)

Cash flows from financing activities:
Proceeds from issuance of common shares	51,219,023
Net cash provided by (used in) financing activities	51,219,023

Net change in cash and cash equivalents	1,035,096
Cash and cash equivalents, beginning of period	10,000
Cash and cash equivalents, end of period	$1,045,096

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedule of Investments

December 31, 2023

Investments (a)	Type	Interest Rate	Maturity Date	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
MediaFly, Inc.	Senior Secured Convertible Note	10%	3/1/2025	$45,000,000	$45,000,000	$47,827,750
Total non-controlled / non-affiliated senior secured convertible notes					$45,000,000	$47,827,750	89.00%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Peregrine Health, Inc.	Series A-1 Preferred Stock	N/A	N/A	5,758,963	$4,756,904	$4,368,028
Total non-controlled / affiliated equity investments					$4,756,904	$4,368,028	8.13%

Total Investments					$49,756,904	$52,195,778	97.13%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.

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

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies, and pursuant to Regulation S-X. The Company’s first fiscal period ended on December 31, 2023.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. The Company sweeps excess cash into a money market treasury fund on a daily basis to reduce the risk that deposits at individual financial institutions exceed the Federal Deposit Insurance Company insurance limit. Cash equivalents in money market mutual funds are fair valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy as further described below.

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

Under GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50%) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current period. The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the Company’s statement of operations. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities, on-going analysis of and changes to tax laws, regulations and interpretations thereof.

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

As part of the valuation process, the Investment Adviser takes into account relevant factors in determining the fair value of the Company’s investments, including, but not limited to:

●	the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity),

●	the nature and realizable value of any collateral or expected cash proceeds upon exit,

●	recent transactions of the portfolio company or peers,

●	the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections,

●	the markets in which the portfolio company does business,

●	a comparison of the portfolio company’s securities to any similar publicly traded securities,

●	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future, and

●	when an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Investment Adviser considers whether the pricing indicated by the external event corroborates its valuation and may be incorporated into the valuation of our investments.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Investment transactions are recorded on the trade date. The Company will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, including accrued interest, without regard to unrealized gains or losses previously recognized. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized.

Revenue Recognition

The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. It does not accrue as a receivable interest on loans and debt securities for accounting purposes if it has reason to doubt its ability to collect such interest.

Recent Accounting Pronouncements

The FASB amended the guidance in ASC 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is currently evaluating the impact on its financial statements.

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

Management Fee:

The Company will pay the Investment Adviser a base Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Board will assess the base Management Fee and has the discretion to reduce the base Management Fee or grant a temporary waiver of the fee if determined to be appropriate.

For the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company recorded a base Management Fee of $258,166, of which $195,720 was payable as of December 31, 2023.

Incentive Fee:

The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company will accrue quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

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

The Company has recorded an Incentive Fee of $487,775 for the net unrealized appreciation on its investments for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, all of which was payable as of December 31, 2023.

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

As of December 31, 2023, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of December 31, 2023, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to July 13, 2023, and as such, are not presented on the statement of operations as an expense and corresponding waiver of expense for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Note 4. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the financial statements, including the Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated investments.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$45,000,000	$47,827,750	91.6%
Preferred equity investments	4,756,904	4,368,028	8.4%
Total	$49,756,904	$52,195,778	100.0%

Refer to Note 5. Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

December 31, 2023
Enterprise SaaS	91.6%
Healthcare	8.4%
Total	100.0%

As of December 31, 2023 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
MediaFly, Inc.	93.9%	87.5%

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

Transactions related to investments in non-controlled / affiliated companies for the period ended December 31, 2023 were as follows:

Portfolio Company	Type of Asset	Fair value as of July 13, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2023	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred equity investments	$-	$4,756,904	$-	$(388,876)	$4,368,028	$-
Total Investments		$-	$4,756,904	$-	$(388,876)	$4,368,028	$-

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following is a summary of the inputs used, as of December 31, 2023, involving the Company’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$47,827,750	$47,827,750
Preferred equity investments	-	-	4,368,028	4,368,028
Total investments before cash equivalents	$-	$-	$52,195,778	$52,195,778
Money market treasury fund	$1,045,096	$-	$-	$1,045,096
Total investments after cash equivalents	$1,045,096	$-	$52,195,778	$53,240,874

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023:

	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
	Senior secured convertible notes	Preferred equity investments	Total Investments
Fair value, beginning of period	$-	$-	$-
Purchases of investments	45,000,000	4,756,904	49,756,904
Net change in unrealized gain (loss)	2,827,750	(388,876)	2,438,874
Fair value, end of period	$47,827,750	$4,368,028	$52,195,778
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of December 31, 2023	$2,827,750	$(388,876)	$2,438,874

The following provides information on Level 3 investments held by the Company that were valued at December 31, 2023, based on unobservable inputs.

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$47,827,750	Discounted cash flow	Discount rate	45.6% - 45.6% (45.6%)	Decrease
Preferred equity investments	4,368,028	Market comparables	Revenue Multiples	1.0x - 3.0x (2.5x)	Increase
Total	$52,195,778

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

Additionally, from time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and the Company’s allocation may change prior to the date of funding. In this regard, as of December 31, 2023, the Company had no investments that were committed but not yet funded.

See Note 3 – Related Party Transactions.

Note 7. Borrowings

As of December 31, 2023, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per share par value. On July 12, 2023, the Investment Adviser purchased 400 shares of common beneficial interests, par value of $0.01 per share, of the Company, for an aggregate purchase price of $10,000.

On August 24, 2023, the Company broke escrow and issued 1,389,142 Shares for total proceeds of $34,728,548 as payment for such Shares. On October 1, 2023 (with the final number of shares being determined on October 11, 2023), the Company completed the third quarter 2023 subscription close and issued 644,663 Shares for total proceeds of $16,490,475.

The following table summarizes transactions in Shares for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023:

	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
	Shares	Amount
Shares
Subscriptions	2,033,805	$51,219,023
Net increase (decrease)	2,033,805	$51,219,023

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

The following table summarizes each NAV per share at which subscription closings occurred during the period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of	Shares
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42

Distributions

The Company did not make any cash distributions to its shareholders for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

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

The Company did not make any share repurchases for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Note 9. Financial Highlights

The financial highlights for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023 are as follows:

For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Common Shares
Per Share Activity
Net asset value, beginning of period	$25.00
Net investment income (loss)[1]	0.01
Net realized and unrealized gain (loss)[1]	1.41
Net increase (decrease) in net assets resulting from operations	1.42
Net asset value, end of period	$26.42
Total return[2]	5.66%
Number of Shares outstanding as of December 31, 2023	2,034,205
Ratios to Average Net Assets:
Net assets, end of period	$53,737,363
Ratio of net investment income (loss) to average net assets3 4	4.24%
Ratio of total expenses to average net assets3 4	4.91%
Ratio of total expenses, excluding incentive fees3 4	3.87%
Portfolio turnover[5]	0.00%

[1]	Calculated based on weighted average shares outstanding during the period.
[2]	Total return is not annualized and represents the total return for the period of July 13, 2023 (“Commencement of Operations”) through December 31, 2023. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per share divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
[3]	The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees). Certain income and expense line items (i.e., interest income on investments, management fees, insurance fees) contain activity that only occurred during a portion of the period and as such, these line items were annualized using a pro-rated days calculation.
[4]	Average net assets were calculated as the average of the net asset balance for each day after the Initial Closing Date.
[5]	No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Annual Report on Form 10-K. The following subsequent events were identified for disclosure:

Share Issuance

As of January 1, 2024, the Company sold 380,003 Shares at a NAV price of $26.42 per share (with the final number of shares being determined on January 17, 2024) to accredited investors in a private placement of Shares for an aggregate purchase price of $10,039,676.

Investments

On February 27, 2024, the Company made a follow-on investment of $1.1 million into Peregrine Health, Inc.’s preferred Series A-2 equity financing round. As part of this transaction, the Company’s prior investment was converted from Series A-1 to Series A-2.

On March 21, 2024, the Company made an investment of $5.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) preferred Series E-2 equity financing round as part of a co-investment transaction with an affiliated fund. The Company has committed but not yet funded an additional investment of $7.0 million into CareSave Technologies, Inc. (d/b/a ShiftMed) as part of this co-investment transaction.

There are no other subsequent events to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b)	Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Board of Trustees and Executive Officers

The Company’s business and affairs are managed under the direction of the Board. The Board consists of 7 members, 5 of whom are Independent Trustees. The Board appoints the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Board include oversight of the Investment Adviser’s quarterly determinations of the fair value of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities. Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Investment Adviser as the valuation designee primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board.

The Board’s role in management of the Company is one of oversight. Oversight of the Company’s investment activities extends to oversight of the risk management processes employed by the Investment Adviser as part of its day-to-day management of the Company’s investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Investment Adviser as necessary and periodically receiving or requesting the production of risk management reports or presentations. The Board’s risk oversight function is designed to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and appropriately addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments.

Each Trustee will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, retirement, disqualification, or removal. Under the Declaration of Trust, the Company is not required to hold annual meetings.

Trustees

The following information regarding the Board is as of March 21, 2024:

Name	Age	Position	Trustee Since	Principal Occupation During Past 5 Years
Interested Trustees
Mark Buffington	53	Chairman of the Board and Chief Executive Officer	2023	Managing Partner and Chief Executive Officer of BIP Capital, LLC
Mark Flickinger	45	Trustee and Chief Operating Officer	2023	Chief Operating Officer of BIP Capital, LLC

Independent Trustees
Mark Bell	48	Trustee	2023	Partner and Head of Business Advisory and Private Capital at Balentine
Hines Brannan	76	Trustee	2023	Managing Partner of various offices/industry verticals at Accenture (1989-2002)
Russell Robins	72	Trustee	2023	Chair and Professor at the Freeman School of Business, Tulane University
Ann St Germain	64	Trustee	2023	Managing Partner and the Chief Financial Officer of Grove Street Advisors, LLC (1999-2015)
Mark Teixeira	43	Trustee	2023	Founder at Tex & Company

The address for each of our Trustees is c/o BIP Capital, LLC, 3575 Piedmont Road NE, Building 15, Suite 730, Atlanta, Georgia 30305.

Executive Officers Who Are Not Trustees

The following information regarding the Company’s executive officers who are not Trustees is as of March 21, 2024:

Name	Age	Position
Todd Knudsen	51	Chief Financial Officer and Chief Compliance Officer

The address for each of the Company’s executive officers is c/o BIP Capital, LLC, 3575 Piedmont Road NE, Building 15, Suite 730, Atlanta, Georgia 30305.

Biographies

Trustees

The Board has determined that each of the Trustees is qualified to serve as a trustee, based on a review of the experience, qualifications, attributes and skills of each trustee, including those described below. Each of the Trustees has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to management. The Company’s Trustees have been divided into two groups — Interested Trustees and Independent Trustees. An Interested Trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustees

Mark Buffington is Founder and CEO of BIP Capital, LLC, organized in 2006 to identify and capture extraordinary investment opportunities for investors while promoting the innovation economy. In addition, Mr. Buffington has served as CEO of the Company since August 2022. Prior to founding BIP Capital, LLC, Mr. Buffington co-founded and served as CEO for BIP Wealth, LLC and was involved in all phases of that firm’s development from its founding.

Mark has led investment rounds in more than 80 companies in numerous industries (Healthcare, Digital Media, Ed Tech, Enterprise SaaS, FinTech and Advanced Computing).

Mr. Buffington serves on the board of Trustees of several companies, including the NFHS Network, Trella Health, PlayOn! Sports, Rhyme and Oncolens. He also serves on several nonprofit boards, including Buckhead Coalition, Inc. and the Georgia Tech College of Computing. Mr. Buffington graduated from the Georgia Institute of Technology and received an MBA from the A.B. Freeman School of Business at Tulane University.

Mark Flickinger has served as Chief Operating Officer of BIP Capital, LLC, overseeing fundraising, investor relations, marketing, branding, talent acquisition, and acceleration. In addition, he has served as Chief Operating Officer of the Company since August 2022. Before joining the team in 2015, Mr. Flickinger worked for 4th Strand, a product performance consulting firm that was acquired by Intertek in 2012. He has held leadership roles covering project management, product development, HR/recruiting, operations, and sales.

Mr. Flickinger serves on the board for Venture Atlanta, AchieveIt, and VoApps. Mr. Flickinger has an MBA in General Management and Entrepreneurship from The University of North Carolina Kenan-Flagler Business School and a B.S.E. in Mechanical Engineering from Princeton University.

Independent Trustees

Mark Bell, Ph.D., is a Partner and Head of Business Advisory and Private Capital at Balentine. He brings two decades of investing and leadership experience to this role. Prior to joining Balentine, Dr. Bell was managing principal and director at Diversified Trust. He also served as chief investment officer at BlueArc Capital. Dr. Bell began his career with McKinsey & Co. and subsequently was director of strategy at D. E. Shaw & Co., a multi-strategy hedge fund manager, where he developed and executed the organization’s private equity investment strategy and launched the firm’s reinsurance and renewable energy businesses. He later served as the executive vice chairman of Brand Bank, where he led the recapitalization of the bank during the Financial Crisis.

In addition to being a frequent contributor to publications such as Real Assets Adviser, Financial Times, Wall Street Journal, The New York Times, and Atlanta Business Chronicle, Dr. Bell has given international lectures at Luxembourg School of Finance, the University of Zurich, Sciences Po, the Vatican, and the Kuwait Fund. At Emory University, Dr. Bell is a senior fellow and adjunct faculty member of the Center for Alternative Investments at Goizueta Business School and a Visiting Professor and Advisory Board Chair (emeritus) in the Department of Quantitative Theory and Methods. Dr. Bell has a Doctorate and Masters in Modern History from the University of Oxford and a Bachelor’s degree from Stanford University, where he was the valediction speaker.

Hines Brannan’s business career has spanned management consulting, private equity investing and non-profit advisory services. Mr. Brannan began his career with the startup consulting practice of Arthur Andersen & Co in 1971. He earned a CPA certificate in 1972 and chose to focus on the fast-growing consulting practice. He was promoted to Partner in 1981 at Andersen Consulting, which subsequently became Accenture in 2001. He held multiple leadership positions at Andersen Consulting/Accenture, which included Managing Partner of various offices and industry verticals, including Financial Services Business Processes and Managed Services, focusing on strategic planning, mergers and acquisitions, financial performance, and managed services. Mr. Brannan served on the Board of Andersen Consulting that took the firm public in September 2001 as Accenture.

Since retiring from Accenture after 32 years, Mr. Brannan has been active in angel investing and advising/consulting with start-up companies. He currently serves on the Advisory Boards of Atlanta Seed Company and BIP Opportunities Fund II, and he previously served on the Board of Georgia Council for Recovery. Mr. Brannan has also been active in other non profits and in giving back to his alma mater, Mississippi State University, where he serves on the Bagley College of Engineering Advisory Board and has Chaired the Mississippi State University Foundation Board for three years (2019-2021). He also led a Strategic Transformation Plan for the University in 2021 and is currently involved in facilitating a marketing and rebranding initiative. Mr. Brannan has an MBA in Finance and a Bachelor’s degree in Industrial Engineering from Mississippi State University. He also received an honorary PhD in Public Service from Mississippi State University.

Ann St Germain was a Managing Partner and the Chief Financial Officer of Grove Street Advisors, LLC, from 1999 through 2015. GroveStreet is a private equity and venture capital investor that specializes in providing customized investment advisory services and access for large institutional investors. Her responsibilities included all aspects of firm operations including financial reporting, analysis, budgeting, tax and investment monitoring. Prior to GroveStreet, Ms. St Germain spent 13 years at Ernst & Young, making partner in 1997, where she worked with entrepreneurial companies, a global private equity firm and in EY’s German Business Group.

Ms. St Germain has a B.S. in Accounting from Syracuse University and was a Certified Public Accountant in Massachusetts.

Russell Robins is the Jessica L. Streiffer and Edward L Streiffer Chair at the Freeman School of Business, Tulane University. He received his PhD from the University of California San Diego. Dr. Robins’ research focuses on financial economics, applied econometrics, and forecasting. His research has been published in several top journals, including Econometrica, Management Science, and the Review of Economics and Statistics. His thirty published papers have been cited over 4,000 times. He worked on statistical and empirical papers with two Nobel Prize winners, Rob Engle and Clive Granger. After his PhD and before joining Tulane, he worked on data issues, statistical models, and quantitative trading programs at Data Resources Inc, Lehman Brothers, and Transworld Oil.

Dr. Robins currently works on the stability of time series models, time varying risk models, and Quantile Regressions and teaches Statistics and Econometrics to MBA students at Tulane University.

Mark Teixeira is a former Major League baseball player, spending 14 years with the Texas Rangers, Atlanta Braves, Los Angeles Angels, and New York Yankees. Mark is a 3x All-Star, 5x Gold Glove winner, and 3x Silver Slugger winner. Mark was a member of the 2009 World Champion New York Yankees, capping off a season where he finished runner-up for the American League Most Valuable Player. After retiring from the Yankees in 2016, Mark spent 4 years as a lead baseball analyst for ESPN. Mark currently spends his time managing his investment portfolio and co-owns a real estate investment firm in Atlanta. He serves on the Board of Trustees of the Georgia Tech Foundation, Board of Directors of the Georgia Tech Athletic Association, and is on the Advisory Board of the Ares Management Sports, Media, and Entertainment fund.

Mark graduated with a Bachelor of Science and Business Administration from the Georgia Institute of Technology and currently lives in Austin, Texas with his wife and three children.

Executive Officers Who Are Not Trustees

Todd Knudsen has served as Chief Financial Officer and Chief Compliance Officer of BIP Capital, LLC, since 2016. In addition, he has served as Chief Financial Officer and Chief Compliance Officer of the Company since August 2022. Prior to joining BIP Capital, LLC, he served as Chief Financial Officer of Chatham Capital. Mr. Knudsen has an MBA in Finance from the Goizueta Business School at Emory University and a B.S. in Accounting from the University of Illinois at Urbana-Champaign.

Board Leadership Structure

The Board monitors and performs an oversight role with respect to the Company’s business and affairs, including with respect to the Company’s investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of the Company’s service providers. Among other things, the Board approves the appointment of the Investment Adviser and officers, reviews and monitors the services and activities performed by the Investment Adviser and executive officers and approves the engagement and reviews the performance of the Company’s independent registered public accounting firm.

Under the Bylaws, the Board may designate a Chairperson, by majority vote of the Trustees, to preside over the meetings of the Board and meetings of the Shareholders and to perform such other duties as may be assigned to him/her by the Board. The Company does not have a fixed policy as to whether the Chairperson of the Board should be an Independent Trustee to maintain the flexibility to select the Chairperson and reorganize the leadership structure, from time to time, based on criteria that are in the Company’s best interests and the Shareholders at such times.

Presently, Mark Buffington serves as the Chairperson of the Board. Mr. Buffington is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is a principal of the Investment Adviser. The Company believes that Mr. Buffington’s vision for BIP Ventures Evergreen BDC as its founder and his extensive knowledge in the investment advisory space, including venture capital, qualifies him to serve as the Chairperson of the Board. The Company believes that it is best served through this existing leadership structure, as Mr. Buffington’s relationship with the Investment Adviser provides an effective liaison and encourages an open dialogue between management and the Board, enabling both groups to act with a common purpose.

The Board does not have a lead Independent Trustee. The Company is aware of the potential conflicts that may arise when a non-Independent Trustee is Chairperson of the Board, but believes these potential conflicts are mitigated by the Company’s strong corporate governance practices. The Company’s corporate governance practices include regular meetings of the Independent Trustees in executive session without the presence of Interested Trustees and management, the establishment of an Audit Committee, which is comprised solely of Independent Trustees, and the appointment of a Chief Compliance Officer, with whom the Independent Trustees meet without the presence of Interested Trustees and other members of management, for administering the Company’s compliance policies and procedures. The Company recognizes that different board leadership structures are appropriate for companies in different situations. The Company intends to re-examine its corporate governance policies on an ongoing basis to ensure that they continue to meet the Company’s needs.

Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board and is comprised solely of Independent Trustees, and (b) active monitoring by the Chief Compliance Officer and of the Company’s compliance policies and procedures and related reporting to the Board.

As described below in more detail under “Committees of the Board of Trustees,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff, if any, accounting and financial reporting processes, the Company’s valuation process, the Company’s systems of internal controls regarding finance and accounting and audits of the Company’s financial statements.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the Company’s compliance policies and procedures and the Company’s service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the Company’s compliance policies and procedures and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee the Company’s compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.

The Company believes that the Board’s role in risk oversight is effective, and appropriate given the extensive regulation to which the Company is already subject as a BDC. As a BDC, the Company is required to comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, the Company’s ability to incur indebtedness is limited such that its asset coverage generally must equal at least 200% immediately after each time the Company incurs indebtedness. In addition, the Company generally must have to invest at least 70% of its total assets in “qualifying assets” and the Company is generally limited in its ability to invest in any portfolio company which the Investment Adviser or any of its controlled affiliates currently has an investment, or to make any co-investments with the Investment Adviser or any of its affiliates, including funds managed by the Investment Adviser or its affiliates, subject to certain exceptions.

The Company recognizes that different board roles in risk oversight are appropriate for companies in different situations. The Company intends to re-examine the manner in which the Board administers its oversight function on an ongoing basis to ensure that they continue to meet the Company’s needs.

Committees of the Board of Trustees

The Board has established an Audit Committee and Nominating and Corporate Governance Committee and may establish additional committees in the future. The Company requires each Trustee to make a diligent effort to attend all Board and committee meetings as well as each meeting of the Shareholders. To the extent permitted by applicable laws and regulations, Board and committee meetings may be conducted telephonically or by video conference.

Audit Committee

The Audit Committee is currently composed of Trustees that are considered Independent Trustees. Ann St Germain serves as Chair of the Audit Committee. Ms. St Germain meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Company’s audit reports and financial statements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Trustees that are considered Independent Trustees. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board by our Shareholders, selecting qualified nominees to fill any vacancies on our Board or a committee of the Board (consistent with criteria approved by our Board), developing and recommending to our Board a set of corporate governance principles applicable to us and overseeing the evaluation of our Board and our management.

Item 11. Executive Compensation.

Compensation of Executive Officers

None of the Company’s officers receive direct compensation from the Company.

Compensation of Independent Trustees

The Independent Trustees’ annual fee is $50,000 (prorated for any partial year). The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting, each special meeting and each committee meeting attended. No compensation is expected to be paid to Trustees who are “interested persons” with respect to the Company, as such term is defined in Section 2(a)(19) of the 1940 Act. The Chair of the Audit Committee will receive an additional $2,000 annually (prorated for any partial year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 21, 2024, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

●	each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;

●	each of our Trustees and each executive officer; and

●	all of our Trustees and executive officers as a group.

The percentage of beneficial ownership is based on 2,414,208 shares outstanding as of March 21, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Type of	Common Shares Beneficially Owned
Name and Address	ownership	Number	Percentage
BIP Capital, LLC(1)(2)	Direct	400	*
Mark Buffington(2)	Indirect	40,369	1.67%
Mark Flickinger	Indirect	2,003	*
Mark Bell	Direct	946	*
Hines Brannan	Direct	2,000	*
Russell Robins	N/A	-	-
Ann St Germain	Indirect	1,955	*
Mark Teixeira	Indirect	9,463	*
Todd Knudsen	Direct and Indirect	802	*
All Trustees and officers as a group (7 persons)(1)		57,938

* - Less than 1%

(1)	The address for each of the Company’s officers and Trustees is c/o BIP Capital, LLC, 3575 Piedmont Road NE, Building 15, Suite 730, Atlanta, Georgia 30305.
(2)	In conjunction with the Company’s formation, the Investment Adviser purchased $10,000 in Shares of the Company. The Shares were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Mr. Buffington is a control person of the Investment Adviser and, accordingly, controls the Investment Adviser’s Shares of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Various potential and actual conflicts of interest may arise from the overall investment activities of the Investment Adviser and its affiliates for their own accounts and for the accounts of others. The following briefly summarizes some of these conflicts but is not intended to be an exhaustive list of all such conflicts.

Conflicts Relating to BIP Affiliates

The Investment Adviser, its affiliates, its partners and employees (collectively, “BIP Affiliates”) may engage in any other business and furnish investment management and advisory services and other types of services to others which may include, without limitation, serving as investment manager or sponsor of other collective investment vehicles or managed accounts that acquire interests in or otherwise deal in securities or other investments that would be suitable investments for the Company. BIP Affiliates furnish investment management or advisory services to other persons with investment policies similar or different to those of the Company. Such persons may own securities or other instruments of the same class or type or which may be senior to those held by the Company, and they have incentives, financial or otherwise, to favor certain accounts or vehicles over others. There is no assurance that accounts with similar strategies or investment objectives will hold the same investments or perform in a similar manner. This and other future activities of BIP Affiliates may give rise to additional conflicts of interest.

Situations may occur where the Company could be disadvantaged because of the investment activities conducted by BIP Affiliates for other investment accounts. BIP Affiliates may face conflicts of interest in managing the underlying investments, to the extent that an investment decision that benefits one fund or account (including the Company) may disadvantage another. For example, it may be in the best interest of a co-investing fund or account to sell an investment while being in the best interest of the Company to continue to hold it (and vice versa). In addition, investments by the Company alongside other funds may result in the incurrence of additional investment expense and delays as a result of the greater structural complexity faced by BIP Affiliates in seeking to address the needs of multiple funds and/or accounts, which may have investment objectives and/or sensitivities that conflict or are otherwise at odds with one another.

Subject to 1940 Act restrictions, from time to time, BIP Affiliates may acquire for other investment accounts, or for its own account or the accounts of employees, securities or other financial instruments of an issuer which are senior or junior to securities or financial instruments of the same issuer that are held by, or acquired for, the Company, and in such capacity, may have interests that are adverse or different to those of the Company. Additionally, the differing investment programs and projected investment horizons of the Company and the investment accounts managed by BIP Affiliates may result in the Company taking positions in securities that conflict with positions in such securities taken by Other Accounts managed by BIP Affiliates, including variations in timing of transactions in such securities and the simultaneous holding by the Company and Other Accounts of BIP Affiliates of long and short positions relating to the same security. BIP Affiliates may have ongoing relationships with issuers whose securities or assets are held by or are being considered for the Company. Due to their various activities, any of the BIP Affiliates may be in possession of confidential information or material, non-public information or be otherwise restricted from effecting transactions for the Company that otherwise might have been initiated. At times, BIP Affiliates, in an effort to avoid such restrictions, may elect not to receive information, even if advantageous to the Company, that other market participants or counterparties have received or are eligible to receive.

Conflicts Relating to the Purchase and Sale of Investments

Co-Investment Relief

The Company and the Investment Adviser have received an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Investment Adviser and certain funds managed and controlled by the Investment Adviser and its affiliates, subject to certain terms and conditions. The Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more affiliates of the Company. If an investment falls within the Board Criteria, the Investment Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and any other affiliates that target similar assets pro rata based on available capital in the applicable asset class. If the Investment Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Investment Adviser will be required to report such investment and the rationale for its determination to not participate in the investment to the Board at the next quarterly board meeting.

Allocation of Investment Opportunities

None of the BIP Affiliates is under any obligation to offer investment opportunities of which it becomes aware to the Company or to account to the Company or share with the Company or inform the Company of any investments before offering investments to other funds or accounts that BIP Affiliates manage or advise. Furthermore, BIP Affiliates may make an investment on behalf of any account they manage or advise without offering the investment opportunity to, or making any investment on behalf of, the Company, and BIP Affiliates may make an investment on their own behalf without offering the investment opportunity to the Company. Affirmative obligations exist or may arise in the future, whereby BIP Affiliates are obligated to offer certain investments to funds or accounts that BIP Affiliates manage or advise before or without BIP Affiliates offering those investments to the Company. In addition, the Investment Adviser may make investments on behalf of the Company in securities or other assets that it has declined to invest in for its own account, the account of any of its affiliates or the account of its other clients.

If it is determined that the amount of an investment opportunity exceeds the amount the Investment Adviser determines would be appropriate for the Company, such excess may be offered to one or more co-investors on such terms and conditions as the Investment Adviser determines. Such purchases or investments may be at the same price as the Company acquires its investment, even though such price may not otherwise have been available to the co-investor absent the Company’s investment or the Company could have received additional fees, payments or benefits through sales to other third parties.

In the event the Investment Adviser determines to offer an investment opportunity to co-investors, there can be no assurance that the Investment Adviser will be successful in offering a co-investment opportunity to a potential co-investor, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that the co-investment will take place on the terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to the syndication of the co-investment will not be substantial. In the event that the Investment Adviser is not successful in offering a co-investment opportunity to potential co-investors, in whole or in part, the Company may consequently hold a greater concentration and have exposure in the related investment opportunity than was initially intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto.

As a BDC, the Company is limited in its ability to invest in any portfolio company in which an affiliates’ other client has an investment. The Company is also limited in its ability to co-invest in a portfolio company with the Investment Adviser or one or more of its respective affiliates. Some of these co-investments are only permitted pursuant to reliance on previous no-action letters or an exemptive order from the SEC. The Company and the Investment Adviser have received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with investment funds, accounts and investment vehicles managed by the Investment Adviser in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Allocation of Fees and Expenses

BIP Affiliates will also face conflicts of interest with respect to allocations of expenses among the Company, other funds and accounts, and the Investment Adviser. When the Company co-invests alongside other Investment Adviser funds or accounts in an investment, it is expected that shared fees and expenses incurred in connection with such investment to the participating investing vehicles will be allocated pro rata based on their investment size. However, if the transaction is abandoned or otherwise ultimately not consummated, fees and expenses incurred in connection with such “broken deal” will be allocated among the Company and the other investment vehicles that were considering the investment based on the expected participation levels of the investing funds and/or accounts or in some instances to the Investment Adviser. This determination is necessarily subjective, especially when a transaction is terminated at a particularly early stage. BIP Affiliates will also face conflicts of interests in determining how to allocate costs and expenses incurred for the benefit of more than one Investment Adviser fund and/or account or Investment Adviser, itself (e.g., expenses incurred in obtaining, developing or maintaining technology systems and other software and expenses of firm-wide insurance policies). The aggregate costs of these items are allocated across the applicable funds in a manner the Investment Adviser determines to be reasonable and fair to all parties.

Conflicts Relating to the Investment Adviser

Investment Adviser Personnel

The Investment Adviser’s professional staff will devote such time and effort in conducting activities on behalf of the Company as the Investment Adviser reasonably determines appropriate to perform its duties to the Company. However, the Investment Adviser’s employees or associated persons, including the Investment Team, serve, or may serve, as officers, Trustees, members, or principals of entities that operate in the same or a related line of business as the Company does, or of investment funds, accounts, or investment vehicles managed by Investment Adviser and/or its affiliates.

Investment Advisory Agreement

In the course of the Company’s investing activities, it will pay management and incentive fees to the Investment Adviser. The Company has entered into an Investment Advisory Agreement with the Investment Adviser. The base management fee is based on the Company’s average net assets and the incentive fee is computed and paid on realized capital gains. Because these fees are based on the Company’s average net assets, the Investment Adviser benefits when the Company’s net asset value increases, which could create an incentive to overvalue the assets. Additionally, the incentive fee payable by the Company to the Investment Adviser may create an incentive for the Investment Adviser to cause the Company to realize capital gains that may not be in the best interests of the Company or the Shareholders. Under the incentive fee structure, the Investment Adviser benefits when the Company recognizes capital gains and, because the Investment Adviser determines when an investment is sold, the Investment Adviser controls the timing of the recognition of such capital gains. The Board is charged with protecting the Shareholders’ interests by monitoring how the Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.

The Company expects to make many of its portfolio investments in the form of securities that are not publicly traded and for which no market-based price quotation is available. As a result, the Investment Adviser, as valuation designee, will determine the fair value of these investments in good faith as described in “Risk Factors—Risks Relating to The Company’s Business and Structure—Uncertainty as to the Value of Certain Portfolio Investments.” In connection with that determination, investment professionals from the Investment Adviser will provide the Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each material portfolio investment will be reviewed by an independent valuation firm at least once annually, the determination of fair value will be made by the Investment Adviser and not by such third-party valuation firm. In addition, each of the Interested Trustees has an indirect pecuniary interest in the Investment Adviser. The participation of the Investment Adviser’s investment professionals in the Company’s valuation process, and the pecuniary interest in the Investment Adviser by certain members of the Board, could result in a conflict of interest as the Investment Adviser’s management fee is based, in part, on the value of the Company’s gross assets, and the Company’s incentive fees will be based, in part, on realized gains and realized and unrealized losses.

No Independent Counsel

The prospective Shareholders as a group have not been represented by independent counsel in connection with the formation of the Company or the Private Offering. The Declaration of Trust, Bylaws, the Investment Advisory Agreement, and amendments thereto have been prepared by counsel for the Investment Adviser and such counsel owes no duties of any kind to any Shareholders.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed or expected to be billed by Ernst & Young LLP (PCAOB ID No. 42) for the period ended December 31, 2023 was $255,000.

Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services, including out-of-pocket expenses, that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed or are expected to be billed by Ernst & Young LLP for the period ended December 31, 2023.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed or are expected to be billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period ended December 31, 2023.

Tax Fees

The aggregate tax fees billed or expected to be billed by Ernst & Young LLP for the period ended December 31, 2023 was $65,000.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed or are expected to be billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

All Other Fees

No fees were billed or are expected to be billed by Ernst & Young LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Tax Fees” above, for the year ended December 31, 2023.

No other fees were billed or are expected to be billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed or are expected to be billed to the Adviser and service affiliates by Ernst & Young LLP for non-audit services for the year ended December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor (the “Independent Auditor”) in order to assure that the performance of these services does not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted policies and procedures, which set forth the conditions and procedures governing the pre-approval services that the Independent Auditor proposes to provide.

Annual Approval

On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided in accordance with adopted policies and procedures. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the policies and procedures. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – Refer to Item 8 starting on page 67.

(2)	Financial Statement Schedules – None

(3)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Agreement and Declaration of Trust
3.2	Bylaws
4.1	Subscription Agreement
10.1	Advisory Agreement
10.2	Form of Indemnification Agreement
10.3	Custodian Agreement
10.4	Transfer Agent Services Agreement
10.5	Expense Support and Conditional Reimbursement Agreement
14.1	Code of Ethics
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIP Ventures Evergreen BDC

By:	/s/ Mark Buffington
	Name:	Mark Buffington
	Title:	Chief Executive Officer and Chairman of the Board of Trustees

Date: March 21, 2024

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
	Name:	Todd Knudsen
	Title:	Chief Financial Officer and Chief Compliance Officer

Date: March 21, 2024

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 21, 2024

Signatures		Title	Date

By:	/s/ Mark Buffington	Chief Executive Officer and Chairman of the Board of Trustees	March 21, 2024
Mark Buffington

By:	/s/ Todd Knudsen	Chief Financial Officer and Chief Compliance Officer	March 21, 2024
Todd Knudsen

By:	/s/ Mark Flickinger	Trustee and Chief Operating Officer	March 21, 2024
Mark Flickinger

By:	/s/ Mark Bell	Trustee	March 21, 2024
Mark Bell

By:	/s/ Hines Brannan	Trustee	March 21, 2024
Hines Brannan

By:	/s/ Russell Robins	Trustee	March 21, 2024
Russell Robins

By:	/s/ Ann St Germain	Trustee	March 21, 2024
Ann St Germain

By:	/s/ Mark Teixeira	Trustee	March 21, 2024
Mark Teixeira