Form 10-Q
period 2024-03-31
BIP Ventures Evergreen BDC
filed 2024-05-09
CIK 1950572

As filed with the Securities and Exchange Commission on May 9, 2024

File No. 000-56550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 2,727,714 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BIP Ventures Evergreen BDC (the “Company”, “we”, “us”, “our”), current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make and the competition for those investments;

●	our ability to raise capital;

●	geo-political conditions, including revolution, insurgency, terrorism or war;

●	general economic, logistical and political trends and other external factors, including the impact of the COVID-19 pandemic, related COVID-19 variants and supply chain disruptions;

●	potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;

●	the ability of our portfolio companies to achieve their objectives;

●	our current and expected financing arrangements and investments;

●	changes in the general interest rate environment;

●	the adequacy of our cash resources, financing sources and working capital;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with the Company’s investment adviser, and its affiliates;

●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations; and

●	the effect of changes in tax laws and regulations and interpretations thereof.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments
Non-controlled / non-affiliated investments (cost of $49,999,441 and $45,000,000 at March 31, 2024 and December 31, 2023, respectively)	$54,213,232	$47,827,750
Non-controlled / affiliated investments (cost of $5,881,904 and $4,756,904 at March 31, 2024 and December 31, 2023, respectively)	5,881,904	4,368,028
Total investments, at fair value (cost of $55,881,345 and $49,756,904 at March 31, 2024 and December 31, 2023, respectively)	60,095,136	52,195,778
Cash and cash equivalents	4,599,272	1,045,096
Interest receivable	2,591,434	1,424,929
Total assets	$67,285,842	$54,665,803
Liabilities
Management fees payable	$262,272	$195,720
Incentive fees payable	842,758	487,775
Accrued audit and tax fees	192,000	143,250
Accrued expenses and other liabilities	92,854	101,695
Total liabilities	$1,389,884	$928,440
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (2,414,208 and 2,034,205 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	24,142	20,342
Paid-in-capital in excess of par value	61,244,557	51,208,681
Total distributable earnings (loss)	4,627,259	2,508,340
Total net assets	65,895,958	53,737,363
Total liabilities and net assets	$67,285,842	$54,665,803
Net asset value per share	$27.30	$26.42

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Operations

(unaudited)

For the Three Months Ended March 31, 2024
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,137,500
Other interest income	116,211
Total investment income	1,253,711
Expenses:
Management fees	262,272
Incentive fees	354,983
Professional fees	160,982
Board of Trustees’ fees	65,740
Administration fees	34,431
Other general and administrative expenses	31,301
Total expenses	909,709
Net investment income (loss)	344,002
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	1,386,041
Net change in unrealized gain (loss) on non-controlled / affiliated investments	388,876
Net realized and unrealized gain (loss) on investments	1,774,917
Net increase (decrease) in net assets resulting from operations	$2,118,919

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Changes in Net Assets

(unaudited)

	Common Shares		Paid in capital in excess	Distributable earnings	Total net
	Shares	Par amount	of par	(losses)	assets
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	344,002	344,002
Net change in unrealized gain (loss) on investments	-	-	-	1,774,917	1,774,917
Issuance of common shares	380,003	3,800	10,035,876	-	10,039,676
Total increase for the three months ended March 31, 2024	380,003	3,800	10,035,876	2,118,919	12,158,595
Balance at March 31, 2024	2,414,208	$24,142	$61,244,557	$4,627,259	$65,895,958

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statement of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,118,919
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(1,386,041)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(388,876)
Payments for purchases of investments	(6,124,441)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,166,505)
Increase (decrease) in management fees payable	66,552
Increase (decrease) in incentive fees payable	354,983
Increase (decrease) in accrued audit and tax fees	48,750
Increase (decrease) in accrued expenses and other liabilities	(8,841)
Net cash provided by (used in) operating activities	(6,485,500)
Cash flows from financing activities:
Proceeds from issuance of common shares	10,039,676
Net cash provided by (used in) financing activities	10,039,676

Net change in cash and cash equivalents	3,554,176
Cash and cash equivalents, beginning of period	1,045,096
Cash and cash equivalents, end of period	$4,599,272

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

March 31, 2024

(unaudited)

Investments (a)	Type	Interest Rate	Maturity Date	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	10%	3/1/2025	$45,000,000	$45,000,000	$48,010,841
Total non-controlled / non-affiliated senior secured convertible notes					45,000,000	48,010,841	72.86%
Equity Investments (d)
Healthcare
CareSave Technologies, Inc. (d/b/a ShiftMed)	Series E-2 Preferred Stock	N/A	N/A	7,282	4,999,441	6,202,391
Total non-controlled / non-affiliated equity investments					4,999,441	6,202,391	9.41%
Total non-controlled / non-affiliated investments					49,999,441	54,213,232	82.27%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Peregrine Health, Inc.	Series A-2 Preferred Stock	N/A	N/A	38,268,696	5,881,904	5,881,904
Total non-controlled / affiliated equity investments					5,881,904	5,881,904	8.93%

Total Investments					$55,881,345	$60,095,136	91.20%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2023

Investments (a)	Type	Interest Rate	Maturity Date	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	10%	3/1/2025	$45,000,000	$45,000,000	$47,827,750
Total non-controlled / non-affiliated senior secured convertible notes					45,000,000	47,827,750	89.00%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Peregrine Health, Inc.	Series A-1 Preferred Stock	N/A	N/A	5,758,963	4,756,904	4,368,028
Total non-controlled / affiliated equity investments					4,756,904	4,368,028	8.13%

Total Investments					$49,756,904	$52,195,778	97.13%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Notes to Financial Statements

(unaudited)

Note 1. Organization

BIP Ventures Evergreen BDC (the “Company”) is an externally managed, non-diversified closed-end management investment company that is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company is taxed as a partnership under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware statutory trust on August 10, 2022 and filed its initial registration statement on Form 10 on June 20, 2023.

The Company is managed by BIP Capital, LLC, doing venture capital business as BIP Ventures (the “Investment Adviser”), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s primary investment objective is to maximize capital appreciation. The Company intends to achieve this objective primarily by investing in a portfolio consisting of common and preferred equity investments, including through the use of convertible notes, in U.S.-based portfolio companies, which qualify as “eligible portfolio companies” under the 1940 Act. The Company may also invest on an opportunistic basis in “non-qualifying” investments, such as investments in non-U.S. companies that otherwise meet the Company’s objectives and strategies.

The Company is conducting a continuous and perpetual private offering (the “Private Offering”) of its shares of common beneficial interests, par value of $0.01 per share (the “Shares”), in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

The Shares to be issued under the Private Offering will be unlimited and have a par value of $0.01. The initial offering price for the Shares was $25.00 per Share. Thereafter, Shares will be sold at the then-current net asset value (“NAV”) per Share.

The Company was initially funded on July 12, 2023, when the Investment Adviser purchased 400 Shares of the Company, for an aggregate purchase price of $10,000, and subsequently commenced operations on July 13, 2023 (“Commencement of Operations”). The Company completed its initial closing of capital commitments on August 24, 2023 and subsequently broke escrow and commenced investment activity.

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

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Company’s Board of Trustees (the “Board”) has designated the Investment Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Investment Adviser has established a valuation committee (the “Valuation Committee”) to carry out the ongoing fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation of the Company’s investments.

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

As part of the valuation process, the Investment Adviser takes into account relevant factors in determining the fair value of the Company’s investments, including, but not limited to:

●	the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity),

●	the nature and realizable value of any collateral or expected cash proceeds upon exit,

●	recent transactions of the portfolio company or peers,

●	the assessment of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections,

●	the markets in which the portfolio company does business,

●	a comparison of the portfolio company’s securities to any similar publicly traded securities,

●	overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future, and

●	when an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Investment Adviser considers whether the pricing indicated by the external event corroborates its valuation and may be incorporated into the valuation of the Company’s investments.

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

Note 3. Related Party Transactions

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company. As part of its advisory and management services, the Investment Adviser will also provide administrative and compliance services to the Company. The Company co-invests from time to time, and intends to continue making co-investments with certain affiliates of the Investment Adviser, where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations.

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

As of March 31, 2024 and for the three months then ended, the Company recorded a base Management Fee expense and payable of $262,272. As of December 31, 2023, the Company recorded a base Management Fee payable of $195,720.

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

The Company has recorded an Incentive Fee of $354,983 for the net unrealized appreciation on its investments for the three months ended March 31, 2024, for a total Incentive Fee payable of $842,758 as of March 31, 2024.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, whereby the Investment Adviser has agreed to pay all of the Company’s organization and offering costs related to the Private Offering of its Shares. The Company has agreed to reimburse the Investment Adviser for such advanced expenses up to $500,000 when the Company has raised $250 million from unaffiliated subscribers.

As of March 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of March 31, 2024, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred during the three months ended March 31, 2024.

Co-Investment Activity

On March 5, 2024, the Company and the Investment Adviser received an exemptive order from the SEC (the “Order”) that permits the Company to, among other things, co-invest with certain other persons, including certain affiliates of the Investment Adviser and certain funds managed and controlled by the Investment Adviser and its affiliates, subject to certain terms and conditions. Negotiated co-investments may be made by the Company only in accordance with the Order. Non-negotiated co-investments may be made by the Company only in accordance with the conditions set forth in the no-action letter, dated June 7, 2000, issued by the SEC’s Division of Investment Management to Massachusetts Mutual Life Insurance Company (the “MassMutual No Action Letter”). For a co-investment transaction subject to the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must be able to reach certain conclusions in connection with such co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies. In certain situations where a potential co-investment with one or more funds managed by the Investment Adviser or its affiliates is not permitted by the Order or in reliance on the MassMutual No Action Letter, the personnel of the Investment Adviser or its affiliates will decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Co-investments made pursuant to the Order or in reliance on the MassMutual No Action Letter are subject to certain terms and conditions, so there can be no assurance that the Company will be permitted to co-invest with certain of its affiliates other than in the circumstances currently permitted by regulatory guidance or the Order.

During the three months ended March 31, 2024, the Company made an investment of $5.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) preferred Series E-2 equity financing round as part of a co-investment transaction with an affiliated fund in reliance on the MassMutual No-Action Letter. The Company had not entered into any co-investment transactions as of December 31, 2023.

Note 4. Investments

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Controlled Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Controlled / Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliated Investments” that are not otherwise “Controlled Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Non-Controlled / Non-Affiliated Investments” are defined as investments in which the Company owns less than 5.0% of the voting securities of such portfolio company.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$45,000,000	$48,010,841	79.9%	$45,000,000	$47,827,750	91.6%
Preferred stock investments	10,881,345	12,084,295	20.1%	4,756,904	4,368,028	8.4%
Total	$55,881,345	$60,095,136	100.0%	$49,756,904	$52,195,778	100.0%

Refer to Note 5. Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Enterprise SaaS	79.9%	91.6%
Healthcare	20.1%	8.4%
Total	100.0%	100.0%

As of March 31, 2024 and for the three months ended March 31, 2024, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
Mediafly, Inc.	90.7%	71.4%

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

Transactions related to investments in non-controlled / affiliated companies for the three months ended March 31, 2024 were as follows:

Portfolio Company	Type of Asset	Fair value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$4,368,028	$1,125,000	$-	$388,876	$5,881,904	$-
Total Investments		$4,368,028	$1,125,000	$-	$388,876	$5,881,904	$-

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following is a summary of the inputs used, as of March 31, 2024 and December 31, 2023, involving the Company’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$48,010,841	$48,010,841
Preferred stock investments	-	-	12,084,295	12,084,295
Total investments before cash equivalents	$-	$-	$60,095,136	$60,095,136
Money market treasury fund	4,599,272	-	-	4,599,272
Total investments after cash equivalents	$4,599,272	$-	$60,095,136	$64,694,408

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$47,827,750	$47,827,750
Preferred stock investments	-	-	4,368,028	4,368,028
Total investments before cash equivalents	$-	$-	$52,195,778	$52,195,778
Money market treasury fund	1,045,096	-	-	1,045,096
Total investments after cash equivalents	$1,045,096	$-	$52,195,778	$53,240,874

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Senior secured convertible notes	Preferred stock investments	Total Investments
Fair value, beginning of period	$47,827,750	$4,368,028	$52,195,778
Purchases of investments	-	6,124,441	6,124,441
Net change in unrealized gain (loss)	183,091	1,591,826	1,774,917
Fair value, end of period	$48,010,841	$12,084,295	$60,095,136
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of March 31, 2024	$183,091	$1,591,826	$1,774,917

The following provides information on Level 3 investments held by the Company that were valued at March 31, 2024, and December 31, 2023, based on unobservable inputs.

	Fair Value as of March 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$48,010,841	Discounted cash flow	Discount rate	46.1% - 46.1% (46.1%)	Decrease
Preferred stock investments	5,881,904	Recent transaction[3]	Transaction price	N/A	N/A
Preferred stock investments	6,202,391	Discounted cash flow	Discount rate	15.8% - 15.8% (15.8%)	Decrease
Total	$60,095,136

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
[3]	On February 27, 2024, the Company made a follow-on investment of $1.1 million into Peregrine Health, Inc.’s preferred Series A-2 equity financing round. As part of this transaction, the Company’s prior investment was converted from Series A-1 to Series A-2. The recent transaction reflects the value of the preferred stock as of March 31, 2024.

	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$47,827,750	Discounted cash flow	Discount rate	45.6% - 45.6% (45.6%)	Decrease
Preferred stock investments	4,368,028	Market comparables	Revenue Multiples	1.0x - 3.0x (2.5x)	Increase
Total	$52,195,778

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of March 31, 2024 or December 31, 2023.

Additionally, from time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and the Company’s allocation may change prior to the date of funding. In this regard, as of March 31, 2024, the Company had $7 million of investments that were committed but not yet funded. As of December 31, 2023, the Company had no investments that were committed but not yet funded.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As of March 31, 2024 and December 31, 2023, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

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

The following table summarizes transactions in Shares for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Shares	Amount
Shares
Subscriptions	380,003	$10,039,676
Net increase (decrease)	380,003	$10,039,676

The following table summarizes transactions in Shares for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023:

	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
	Shares	Amount
Shares
Subscriptions	2,033,805	$51,219,023
Net increase (decrease)	2,033,805	$51,219,023

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

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of	Shares
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30

Distributions

The Company did not make any cash distributions to its shareholders for the three months ended March 31, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Share Repurchase Program

The Company does not intend to list its Shares on a securities exchange and does not expect there to be a public market for its Shares.

Three years after the date on which the Company broke escrow for the initial Private Offering of Shares, which was on August 24, 2023, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to repurchase annually between 4% and 9% of outstanding Shares (by number of Shares). Under the share repurchase program, to the extent the Company offers to repurchase Shares during an annual period, the Company expects to repurchase Shares pursuant to tender offers as of the applicable quarter-end using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. The repurchase request period will be 20 days after the repurchase offer has been announced. The repurchase of Shares will not occur until at least 60 days after the shareholder has notified the Company in writing of their intention to tender. Further, the repurchase price will not be established until at least 60 days after receipt of the shareholder’s intention to tender.

The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders, such as when a repurchase offer would place an undue burden on liquidity, adversely affect operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available annually. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act.

The Company did not make any share repurchases for the three months ended March 31, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Note 9. Financial Highlights

The financial highlights for the three months ended March 31, 2024 are as follows:

For the Three Months Ended March 31, 2024
Common Shares
Per Share Activity
Net asset value, beginning of period	$26.42
Net investment income (loss)[1]	0.14
Net realized and unrealized gain (loss)[1]	0.74
Net increase (decrease) in net assets resulting from operations	0.88
Net asset value, end of period	$27.30
Total return[2]	3.32%
Number of Shares outstanding as of March 31, 2024	2,414,208
Ratios to Average Net Assets:
Net assets, end of period	$65,895,958
Ratio of net investment income (loss) to average net assets[3]	3.81%
Ratio of total expenses to average net assets[3]	3.97%
Ratio of total expenses, excluding incentive fees[3]	3.42%
Portfolio turnover[4]	0.00%

[1]	Calculated based on weighted average shares outstanding during the period.
[2]	Total return is not annualized and represents the total return for the three months ended March 31, 2024. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per Share divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
[3]	The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees).
[4]	No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of April 1, 2024, the Company sold 313,506 Shares at a NAV price of $27.30 per share (with the final number of shares being determined on April 16, 2024) to accredited investors in a private placement of Shares for an aggregate purchase price of $8,558,720.

Investments

On April 18, 2024, the Company funded an additional investment of $7.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) preferred Series E-2 equity financing round, as part of the same co-investment transaction which occurred on March 21, 2024.

There are no other subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time by the Company’s periodic filings with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as updated by the Company’s periodic filings with the SEC.

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

The Company intends to achieve its investment objectives by investing at least 70% of the Company’s total assets (including the amount of borrowings for investment purposes) in portfolio companies that qualify as eligible portfolio companies under the 1940 Act, with its core focus on investments in software as a service (“SaaS”) companies operating within the healthcare, media, and technology sectors. The Company may also invest in other strategies and opportunities from time to time that it views as attractive.

The Company anticipates conducting one or more private placements of its Shares to investors in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to enter into separate Subscription Agreements with a number of investors in each Private Offering. Subscriptions will be effective only upon the Company’s acceptance, and the Company reserves the right to reject any subscription in whole or in part. All purchases will be made at a per-Share price as determined by the Board (including any committee thereof). The per-Share price shall be at least equal to the NAV per Share. The Board (including any committee thereof) may set the per-Share price above the NAV per share based on a variety of factors, including, without limitation, to ensure that investors acquiring Shares in the Company after other investors have already done so are apportioned their pro rata portion of the Company’s organizational and offering expenses.

The Company was initially funded on July 12, 2023 when the Investment Adviser purchased 400 shares of common beneficial interests, par value of $0.01 per Share, of the Company, for an aggregate purchase price of $10,000. The Company completed its initial closing of capital commitments on August 24, 2023 and subsequently broke escrow and commenced investment activity. As part of the initial close, the Company issued 1,389,142 Shares for total proceeds of $34,728,548 as payment for such Shares.

Key Components of Our Results of Operations

Investments

We invest primarily in common and preferred equity investments, including convertible notes, in U.S.-based private companies in sectors including, but not limited to, healthcare IT, fintech, enterprise SaaS, software tools, frontier technology, media technology, and technology-enabled marketplaces.

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

Expense Support and Conditional Reimbursement Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, whereby the Investment Adviser has agreed to pay all of the Company’s organization and offering costs related to the Private Offering of its Shares. The Company has agreed to reimburse the Investment Adviser for such advanced expenses up to $500,000 when the Company has raised $250 million from unaffiliated subscribers.

As of March 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of March 31, 2024, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statement of operations as an expense and corresponding waiver of expense for the three months ended March 31, 2024.

Portfolio and Investment Activity

For the three months ended March 31, 2024, the Company acquired $6.1 million aggregate principal amount of investments as further described below. The initial portfolio is seeded with promising early investments and the pipeline is robust.

On February 27, 2024, the Company made a follow-on investment of $1.1 million into Peregrine Health, Inc.’s preferred Series A-2 equity financing round. Peregrine Health operates brick-and-mortar treatment centers and a telehealth network that together aim to provide the full continuum of care for mental health patients across the United States. Peregrine Health began exiting the brick-and-mortar treatment center business in February 2024 given the revenue volatility in that business segment, focusing solely on the growing telehealth business going forward. The Company and other investors funded a bridge round that repriced the Peregrine Series A to right size the valuation to the go-forward, telehealth only Peregrine business. As part of this transaction, the Company’s prior investment was converted from Series A-1 to Series A-2.

On March 21, 2024, the Company made an investment of $5.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) preferred Series E-2 equity financing round as part of a co-investment transaction with an affiliated fund. ShiftMed is a healthcare platform designed to connect caregivers / nurses with in-home and skilled nursing facilities. The platform makes it easier for facilities to staff shifts which drives compliance and quality. ShiftMed has continued to grow revenue in Q1 2024 and year-over-year across both their acute and post-acute business lines. The business expects to close a highly strategic acquisition in the post-acute space and continues to sign large hospital systems as customers in the acute market. Given this momentum, as of March 31, 2024, the Company has committed but not yet funded an additional investment of $7.0 million into CareSave Technologies, Inc. (d/b/a ShiftMed) as part of this co-investment transaction, which will bring the total invested to $12.0 million.

The Company continues to hold investments of $45.0 million in senior secured convertible notes in Mediafly, Inc. Mediafly, Inc. is a comprehensive revenue enablement platform for large enterprises. The convertible notes have an interest rate of 10% and mature on March 1, 2025. The Company recorded accrued interest of $1.1 million on these notes for the three months ended March 31, 2024.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the Three Months Ended March 31, 2024
Investments:
Total investments, beginning of period	$49,756,904
New investments purchased	6,124,441
Investments sold	-
Total Investments, End of Period	$55,881,345

Number of portfolio companies	3
Weighted average yield on convertible notes, at cost	10.0%
Weighted average yield on convertible notes, at fair value	10.0%

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

Our investments consisted of the following:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$45,000,000	$48,010,841	79.9%	$45,000,000	$47,827,750	91.6%
Preferred stock investments	10,881,345	12,084,295	20.1%	4,756,904	4,368,028	8.4%
Total	$55,881,345	$60,095,136	100.0%	$49,756,904	$52,195,778	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Enterprise SaaS	79.9%	91.6%
Healthcare	20.1%	8.4%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$55,881,345	$60,095,136	100.0%	$49,756,904	$52,195,778	100.0%
Total	$55,881,345	$60,095,136	100.0%	$49,756,904	$52,195,778	100.0%

The Investment Adviser monitors our portfolio companies on an ongoing basis, including financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;

●	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

●	participation at Board meetings through a designated seat or as an observer;

●	comparisons to other companies in the portfolio company’s industry; and

●	review of monthly or quarterly financial statements and financial metrics for portfolio companies.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Total investment income	$1,253,711
Net expenses	909,709
Net investment income	344,002
Net unrealized gain (loss)	1,774,917
Net realized gain (loss)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,118,919

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three months ended March 31, 2024 was as follows:

For the Three Months Ended March 31, 2024
Interest income	$1,253,711
Total Investment Income	$1,253,711

For the three months ended March 31, 2024, total investment income was $1,253,711, the majority of which was driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

For the Three Months Ended March 31, 2024
Management fees	$262,272
Incentive fees	354,983
Professional fees	160,982
Board of Trustees’ fees	65,740
Administration fees	34,431
Other general and administrative expenses	31,301
Total expenses	$909,709

Management Fees

For the three months ended March 31, 2024, management fees were $262,272. Management fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees

For the three months ended March 31, 2024, incentive fees were $354,983. The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company accrues quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

Other Expenses

Professional fees include legal, audit, tax, and valuation fees incurred related to the management and reporting of the Company. Administration fees include transfer agent and legal administration services. Other general and administrative expenses include custody fees and insurance costs.

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. For additional information, see Note 3 – Related Party Transactions.

Income Taxes

The Company has elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three months ended March 31, 2024, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

For the Three Months Ended March 31, 2024
Net change in unrealized gain (loss) on investments	$1,774,917
Net Unrealized Gain (Loss) on Investments	$1,774,917

The net change in unrealized gains for the three months ended March 31, 2024 was due to the appreciation of value in the Company’s portfolio investments.

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

The following table sets forth Share issuances life-to-date through the period ended March 31, 2024.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676

No distributions or repurchases occurred during the three months ended March 31, 2024. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations nor any preferred shares as of March 31, 2024 or December 31, 2023. As such, the Company is in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2024, the Company had $7 million of investments that are committed but not yet funded. As of December 31, 2023, the Company had no investments that were committed but not yet funded.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2024 and December 31, 2023, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

●	the Investment Advisory Agreement

●	the Expense Support and Conditional Reimbursement Agreement

See Note 3 – Related Party Transactions.

Recent Developments

Subscriptions

As of April 1, 2024, the Company sold 313,506 Shares at a NAV price of $27.30 per share (with the final number of Shares being determined on April 16, 2024) to accredited investors in a private placement of Shares for an aggregate purchase price of $8,558,720.

	NAV	Shares	Amount
April 1, 2024	$27.30	313,506	$8,558,720

Investment Activity

On April 18, 2024, the Company funded an additional investment of $7.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) preferred Series E-2 equity financing round, as part of the same co-investment transaction that occurred on March 21, 2024.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Investment Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Investment Adviser has established a valuation committee (the “Valuation Committee”) to carry out the ongoing fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation of the Company’s investments.

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

As part of the valuation process, the Investment Adviser takes into account relevant factors in determining the fair value of our investments, including, but not limited to:

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of March 31, 2024 or December 31, 2023. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Date: May 9, 2024

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
	Name:	Todd Knudsen
	Title:	Chief Financial Officer

Date: May 9, 2024