Form 10-Q
period 2024-06-30
BIP Ventures Evergreen BDC
filed 2024-08-09
CIK 1950572

As filed with the Securities and Exchange Commission on August 9, 2024

File No. 000-56550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 2,876,294 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BIP Ventures Evergreen BDC (the “Company”, “we”, “us”, “our”), current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make and the competition for those investments;

●	our ability to raise capital;

●	geo-political conditions, including revolution, insurgency, terrorism or war;

●	general economic, logistical and political trends and other external factors, including pandemics and supply chain disruptions;

●	potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;

●	the ability of our portfolio companies to achieve their objectives;

●	our current and expected financing arrangements and investments;

●	changes in the general interest rate environment;

●	the adequacy of our cash resources, financing sources and working capital;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with the Company’s investment adviser, and its affiliates;

●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations; and

●	the effect of changes in tax laws and regulations and interpretations thereof.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments
Non-controlled / non-affiliated investments (cost of $56,999,481 and $45,000,000 at June 30, 2024 and December 31, 2023, respectively)	$64,921,647	$47,827,750
Non-controlled / affiliated investments (cost of $5,881,904 and $4,756,904 at June 30, 2024 and December 31, 2023, respectively)	5,881,904	4,368,028
Total investments, at fair value (cost of $62,881,385 and $49,756,904 at June 30, 2024 and December 31, 2023, respectively)	70,803,551	52,195,778
Cash and cash equivalents	5,642,110	1,045,096
Interest receivable	3,714,064	1,424,929
Total assets	$80,159,725	$54,665,803

Liabilities
Management fees payable	$315,485	$195,720
Incentive fees payable	1,584,433	487,775
Accrued audit and tax fees	206,500	143,250
Accrued expenses and other liabilities	42,875	101,695
Total liabilities	$2,149,293	$928,440

Commitments and contingencies (Note 6)

Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (2,727,714 and 2,034,205 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	27,277	20,342
Paid-in-capital in excess of par value	69,800,142	51,208,681
Total distributable earnings (loss)	8,183,013	2,508,340
Total net assets	78,010,432	53,737,363
Total liabilities and net assets	$80,159,725	$54,665,803
Net asset value per share	$28.60	$26.42

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,137,500	$2,275,000
Other interest income	81,944	198,155
Total investment income	1,219,444	2,473,155
Expenses:
Management fees	315,485	577,757
Incentive fees	741,675	1,096,658
Professional fees	175,263	336,245
Board of Trustees’ fees	65,558	131,298
Administration fees	48,723	83,154
Other general and administrative expenses	25,361	56,662
Total expenses	1,372,065	2,281,774
Net investment income (loss)	(152,621)	191,381
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	3,708,375	5,094,416
Net change in unrealized gain (loss) on non-controlled / affiliated investments	-	388,876
Net realized and unrealized gain (loss) on investments	3,708,375	5,483,292
Net increase (decrease) in net assets resulting from operations	$3,555,754	$5,674,673

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares		Paid in capital in	Distributable
	Shares	Par amount	excess of par	earnings (losses)	Total net assets
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	191,381	191,381
Net change in unrealized gain (loss) on investments	-	-	-	5,483,292	5,483,292
Issuance of common shares	693,509	6,935	18,591,461	-	18,598,396
Total increase for the six months ended June 30, 2024	693,509	6,935	18,591,461	5,674,673	24,273,069
Balance at June 30, 2024	2,727,714	$27,277	$69,800,142	$8,183,013	$78,010,432

Balance at March 31, 2024	2,414,208	$24,142	$61,244,557	$4,627,259	$65,895,958
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	(152,621)	(152,621)
Net change in unrealized gain (loss) on investments	-	-	-	3,708,375	3,708,375
Issuance of common shares	313,506	3,135	8,555,585	-	8,558,720
Total increase for the three months ended June 30, 2024	313,506	3,135	8,555,585	3,555,754	12,114,474
Balance at June 30, 2024	2,727,714	$27,277	$69,800,142	$8,183,013	$78,010,432

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,674,673
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(5,094,416)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(388,876)
Payments for purchases of investments	(13,124,481)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,289,135)
Increase (decrease) in management fees payable	119,765
Increase (decrease) in incentive fees payable	1,096,658
Increase (decrease) in accrued audit and tax fees	63,250
Increase (decrease) in accrued expenses and other liabilities	(58,820)
Net cash provided by (used in) operating activities	(14,001,382)
Cash flows from financing activities:
Proceeds from issuance of common shares	18,598,396
Net cash provided by (used in) financing activities	18,598,396

Net change in cash and cash equivalents	4,597,014
Cash and cash equivalents, beginning of period	1,045,096
Cash and cash equivalents, end of period	$5,642,110

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

June 30, 2024

(unaudited)

Investments (a)	Type	Interest Rate	Maturity Date	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	10%	3/1/2025	$45,000,000	$45,000,000	$48,010,841
Total non-controlled / non-affiliated senior secured convertible notes					45,000,000	48,010,841	61.54%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	N/A	N/A	17,478	11,999,481	16,910,806
Total non-controlled / non-affiliated equity investments					11,999,481	16,910,806	21.68%
Total non-controlled / non-affiliated investments					56,999,481	64,921,647	83.22%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Peregrine Health, Inc.	Series A-2 Preferred Stock	N/A	N/A	38,268,696	5,881,904	5,881,904
Total non-controlled / affiliated equity investments					5,881,904	5,881,904	7.54%

Total Investments					$62,881,385	$70,803,551	90.76%

Investments (a)	Interest Rate	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	5.21%	5,642,110	$5,642,110	$5,642,110	7.23%
Total Cash Equivalents			5,642,110	5,642,110	7.23%
Total Investments and Cash Equivalents			$68,523,495	$76,445,661	97.99%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.
e.	d/b/a is defined as “doing business as”.

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

The Shares to be issued under the Private Offering will be unlimited and have a par value of $0.01 per Share. The initial offering price for the Shares was $25.00 per Share. Thereafter, Shares are sold at the then-current net asset value (“NAV”) per Share.

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

Under GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50%) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current period. The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the Company’s statements of operations. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities, on-going analysis of and changes to tax laws, regulations and interpretations thereof.

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

See Note 3 - Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

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

As of June 30, 2024 and for the three months then ended, the Company recorded a base Management Fee expense and payable of $315,485. For the six months ended June 30, 2024, the Company recorded a base Management Fee expense of $577,757. As of December 31, 2023, the Company recorded a base Management Fee payable of $195,720.

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

The Company has recorded an Incentive Fee of $741,675 and $1,096,658 for the net unrealized appreciation on its investments for the three and six months ended June 30, 2024, respectively. The Company has recorded an Incentive Fee payable of $1,584,433 and $487,775 as of June 30, 2024 and December 31, 2023, respectively.

As of July 1, 2024, the Advisory Agreement was amended to clarify that interest received on portfolio assets is included in the net sales price when the asset is sold. This clarification will be applied on a prospective basis.

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

As of June 30, 2024 and December 31, 2023, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of June 30, 2024, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred during the three and six months ended June 30, 2024.

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

On March 21, 2024, the Company made an investment of $5.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) preferred Series E-2 equity financing round as part of a co-investment transaction with an affiliated fund in reliance on the MassMutual No-Action Letter. On April 18, 2024, the Company made an additional investment of $7.0 million into ShiftMed’s preferred Series E-2 equity financing round as part of the same co-investment transaction which occurred on March 21, 2024. The Company had not entered into any co-investment transactions as of December 31, 2023.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$45,000,000	$48,010,841	67.8%	$45,000,000	$47,827,750	91.6%
Preferred stock investments	17,881,385	22,792,710	32.2%	4,756,904	4,368,028	8.4%
Total	$62,881,385	$70,803,551	100.0%	$49,756,904	$52,195,778	100.0%

Refer to Note 5. Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Enterprise SaaS	67.8%	91.6%
Technology-Enabled Marketplace	23.9%	-
Healthcare	8.3%	8.4%
Total	100.0%	100.0%

As of June 30, 2024 and for the three and six months ended June 30, 2024, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended June 30, 2024	Percentage of Total Investment Income for six months ended June 30, 2024	Percentage of Total Assets
Mediafly, Inc.	93.3%	92.0%	59.9%
CareSave Technologies, Inc. (d/b/a ShiftMed)	-	-	21.1%

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

Transactions related to investments in non-controlled / affiliated companies for the three months and six months ended June 30, 2024 were as follows:

Portfolio Company	Type of Asset	Fair value as of March 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$5,881,904	$-	$-	$-	$5,881,904	$-
Total Investments		$5,881,904	$-	$-	$-	$5,881,904	$-

Portfolio Company	Type of Asset	Fair value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$4,368,028	$1,125,000	$-	$388,876	$5,881,904	$-
Total Investments		$4,368,028	$1,125,000	$-	$388,876	$5,881,904	$-

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following is a summary of the inputs used, as of June 30, 2024 and December 31, 2023, involving the Company’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$48,010,841	$48,010,841
Preferred stock investments	-	-	22,792,710	22,792,710
Total investments before cash equivalents	$-	$-	$70,803,551	$70,803,551
Money market treasury fund	5,642,110	-	-	5,642,110
Total investments after cash equivalents	$5,642,110	$-	$70,803,551	$76,445,661

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$47,827,750	$47,827,750
Preferred stock investments	-	-	4,368,028	4,368,028
Total investments before cash equivalents	$-	$-	$52,195,778	$52,195,778
Money market treasury fund	1,045,096	-	-	1,045,096
Total investments after cash equivalents	$1,045,096	$-	$52,195,778	$53,240,874

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Senior secured convertible notes	Preferred stock investments	Total Investments	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$48,010,841	$12,084,295	$60,095,136	$47,827,750	$4,368,028	$52,195,778
Purchases of investments	-	7,000,040	7,000,040	-	13,124,481	13,124,481
Net change in unrealized gain (loss)	-	3,708,375	3,708,375	183,091	5,300,201	5,483,292
Fair value, end of period	$48,010,841	$22,792,710	$70,803,551	$48,010,841	$22,792,710	$70,803,551
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2024	$-	$3,708,375	$3,708,375	$183,091	$5,300,201	$5,483,292

The following provides information on Level 3 investments held by the Company that were valued at June 30, 2024, and December 31, 2023, based on unobservable inputs.

	Fair Value as of June 30, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$48,010,841	Discounted cash flow	Discount rate	46.1% - 46.1% (46.1%)	Decrease
Preferred stock investments	16,910,806	Discounted expected return	Discount rate	11.7% - 11.7% (11.7%)	Decrease
			Term	1.5-3.8 Years (2.9 Years)	Decrease
Preferred stock investments	5,881,904	Recent transaction[3]	Transaction price	N/A	N/A
Total	$70,803,551

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
[3]	On February 27, 2024, the Company made a follow-on investment of $1.1 million into Peregrine Health, Inc.’s preferred Series A-2 equity financing round. As part of this transaction, the Company’s prior investment was converted from Series A-1 to Series A-2. The recent transaction reflects the fair value of the preferred stock as of June 30, 2024.

	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$47,827,750	Discounted cash flow	Discount rate	45.6% - 45.6% (45.6%)	Decrease
Preferred stock investments	4,368,028	Market comparables	Revenue Multiples	1.0x - 3.0x (2.5x)	Increase
Total	$52,195,778

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of June 30, 2024 or December 31, 2023.

Additionally, from time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and the Company’s allocation may change prior to the date of funding. In this regard, as of June 30, 2024 and as of December 31, 2023, the Company had no investments that were committed but not yet funded.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As of June 30, 2024 and December 31, 2023, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value. On July 12, 2023, the Investment Adviser purchased 400 Shares of the Company, for an aggregate purchase price of $10,000. On August 24, 2023, the Company broke escrow and issued 1,389,142 Shares for total proceeds of $34,728,548 as payment for such Shares.

The following table summarizes transactions in Shares for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
Shares
Subscriptions	313,506	$8,558,720	693,509	$18,598,396
Net increase (decrease)	313,506	$8,558,720	693,509	$18,598,396

The following table summarizes transactions in Shares for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023:

	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
	Shares	Amount
Shares
Subscriptions	2,033,805	$51,219,023
Net increase (decrease)	2,033,805	$51,219,023

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

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of	Shares
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60

Distributions

The Company did not make any cash distributions to its shareholders for the three and six months ended June 30, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

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

The Company did not make any share repurchases for the three and six months ended June 30, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Note 9. Financial Highlights

The financial highlights for the six months ended June 30, 2024 are as follows:

For the Six Months Ended June 30, 2024
Common Shares
Per Share Activity
Net asset value, beginning of period	$26.42
Net investment income (loss)[1]	0.09
Net realized and unrealized gain (loss)[1]	2.09
Net increase (decrease) in net assets resulting from operations	2.18
Net asset value, end of period	$28.60
Total return[2]	8.26%
Number of Shares outstanding as of June 30, 2024	2,727,714
Ratios to Average Net Assets:
Net assets, end of period	$78,010,432
Ratio of net investment income (loss) to average net assets[3]	2.12%
Ratio of total expenses to average net assets[3]	4.95%
Ratio of total expenses, excluding incentive fees[3]	3.38%
Portfolio turnover[4]	0.00%

[1]	Calculated based on weighted average shares outstanding during the period.
[2]	Total return is not annualized and represents the total return for the six months ended June 30, 2024. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per Share divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
[3]	The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees).
[4]	No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of July 1, 2024, the Company sold 148,580 Shares at a NAV price of $28.60 per Share (with the final number of Shares being determined on July 15, 2024) to accredited investors in a private placement of Shares for an aggregate purchase price of $4,249,400.

Investments

As of the date of this filing, the Company has committed but not yet funded an additional $308,858 investment into Peregrine Health to close out the preferred Series A-2 equity financing round.

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

The Company intends to achieve its investment objectives by investing at least 70% of the Company’s total assets (including the amount of borrowings for investment purposes) in portfolio companies that qualify as eligible portfolio companies under the 1940 Act, with its core focus on investments in sectors including, but not limited to, healthcare IT, fintech, enterprise SaaS, software tools, frontier technology, media technology, and technology-enabled marketplaces. The Company may also invest in other strategies and opportunities from time to time that it views as attractive.

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

The Company was initially funded on July 12, 2023 when the Investment Adviser purchased 400 Shares of the Company, for an aggregate purchase price of $10,000. The Company completed its initial closing of capital commitments on August 24, 2023 and subsequently broke escrow and commenced investment activity. As part of the initial close, the Company issued 1,389,142 Shares for total proceeds of $34,728,548 as payment for such Shares.

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

As of June 30, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of June 30, 2024, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the three and six months ended June 30, 2024.

Portfolio and Investment Activity

For the three months ended June 30, 2024, the Company acquired $7.0 million aggregate principal amount of investments as further described below.

On April 18, 2024, the Company funded an additional investment of $7.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) preferred Series E-2 equity financing round as part of the same co-investment transaction which occurred on March 21, 2024, bringing the total investment amount to $12.0 million. ShiftMed is a technology-enabled marketplace within the healthcare industry designed to connect skilled workers (caregivers and nurses) with available shifts at acute and post-acute care facilities. The platform makes it easier for facilities to staff shifts, which drives compliance and quality of care. ShiftMed has continued to grow revenue in Q2 2024 and year-over-year across both their acute and post-acute business lines. In Q2 2024, ShiftMed closed a highly strategic acquisition in the post-acute space that will allow them to further vertically integrate their offering. They also continued to scale their roster of large hospital system customers in the acute market.

As of June 30, 2024, the Company continues to hold investments of $45.0 million in senior secured convertible notes in Mediafly, Inc. Mediafly, Inc. is a comprehensive revenue enablement platform for large enterprises. The convertible notes have an interest rate of 10% and mature on March 1, 2025. The Company recorded accrued interest of $1.1 million on these notes for the three months ended June 30, 2024.

As of June 30, 2024, the Company continues to hold investments of $5.8 million in preferred stock in Peregrine Health, Inc. Peregrine Health operates a telehealth network that aims to provide mental health services to rural and other underserved areas across the United States. While Peregrine Health also owns and operates brick-and-mortar facilities, the Company has shifted its focus to the telehealth side of the business given the large opportunity it represents and its more consistent and reliable growth trajectory.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Investments:
Total investments, beginning of period	$55,881,345	$49,756,904
New investments purchased	7,000,040	13,124,481
Investments sold	-	-
Total Investments, End of Period	$62,881,385	$62,881,385

Number of portfolio companies	3	3
Weighted average yield on convertible notes, at cost	10.0%	10.0%
Weighted average yield on convertible notes, at fair value	9.4%	9.4%

The weighted average yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for each respective period. There can be no assurance that the weighted average yield will remain at its current level.

Our investments consisted of the following:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$45,000,000	$48,010,841	67.8%	$45,000,000	$47,827,750	91.6%
Preferred stock investments	17,881,385	22,792,710	32.2%	4,756,904	4,368,028	8.4%
Total	$62,881,385	$70,803,551	100.0%	$49,756,904	$52,195,778	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Enterprise SaaS	67.8%	91.6%
Technology-Enabled Marketplace	23.9%	-
Healthcare	8.3%	8.4%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$62,881,385	$70,803,551	100.0%	$49,756,904	$52,195,778	100.0%
Total	$62,881,385	$70,803,551	100.0%	$49,756,904	$52,195,778	100.0%

The Investment Adviser monitors our portfolio companies on an ongoing basis, including financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success of the portfolio company in adhering to its business plan, underwriting expectations, and financial projections;

●	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

●	participation at Board meetings through a designated seat or as an observer;

●	comparisons to other companies in the portfolio company’s industry; and

●	review of monthly or quarterly financial statements and financial metrics for portfolio companies.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Total investment income	$1,219,444	$2,473,155
Net expenses	1,372,065	2,281,774
Net investment income (loss)	(152,621)	191,381
Net unrealized gain (loss)	3,708,375	5,483,292
Net realized gain (loss)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,555,754	$5,674,673

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three and six months ended June 30, 2024 was as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Interest income	$1,219,444	$2,473,155
Total Investment Income	$1,219,444	$2,473,155

For the three and six months ended June 30, 2024, total investment income was $1,219,444 and $2,473,155, respectively, the majority of which was driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Management fees	$315,485	$577,757
Incentive fees	741,675	1,096,658
Professional fees	175,263	336,245
Board of Trustees’ fees	65,558	131,298
Administration fees	48,723	83,154
Other general and administrative expenses	25,361	56,662
Total expenses	$1,372,065	$2,281,774

Management Fees

For the three and six months ended June 30, 2024, management fees were $315,485 and $577,757, respectively. Management fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees

For the three and six months ended June 30, 2024, incentive fees were $741,675 and $1,096,658, respectively. The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company accrues quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year. The Company has not paid any incentive fees life-to-date.

Other Expenses

Professional fees include legal, audit, tax, and valuation fees incurred related to the management and reporting of the Company. Administration fees include transfer agent and legal administration services. Other general and administrative expenses include custody fees, insurance costs, and other miscellaneous expenses.

The Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. For additional information, see Note 3 – Related Party Transactions.

Income Taxes

The Company has elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three and six months ended June 30, 2024, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net change in unrealized gain (loss) on investments	$3,708,375	$5,483,292
Net Unrealized Gain (Loss) on Investments	$3,708,375	$5,483,292

The net change in unrealized gains for the three and six months ended June 30, 2024 was due to the appreciation of value in the Company’s portfolio investments.

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

The following table sets forth Share issuances life-to-date through the period ended June 30, 2024.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720

No distributions or repurchases occurred during the three and six months ended June 30, 2024. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations nor any preferred shares as of June 30, 2024 or December 31, 2023. As such, the Company is in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2024 and December 31, 2023, the Company had no investments that were committed but not yet funded.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024 and December 31, 2023, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

●	the Investment Advisory Agreement

●	the Expense Support and Conditional Reimbursement Agreement

Further, the Company co-invests from time to time, and intends to continue making co-investments with certain affiliates of the Investment Adviser. See Note 3 – Related Party Transactions.

Recent Developments

Subscriptions

As of July 1, 2024, the Company sold 148,580 Shares at a NAV price of $28.60 per Share (with the final number of Shares being determined on July 15, 2024) to accredited investors in a private placement of Shares for an aggregate purchase price of $4,249,400.

	NAV	Shares	Amount
July 1, 2024	$28.60	148,580	$4,249,400

Investment activity

As of the date of this filing, the Company has committed but not yet funded an additional $308,858 investment into Peregrine Health to close out the preferred Series A-2 equity financing round.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of June 30, 2024 or December 31, 2023. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Agreement and Declaration of Trust

3.2	Bylaws

10.1*	Amended and Restated Advisory Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIP Ventures Evergreen BDC

By:	/s/ Mark Buffington
	Name:	Mark Buffington
	Title:	Chief Executive Officer and Chairman of the Board of Trustees

Date: August 9, 2024

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
	Name:	Todd Knudsen
	Title:	Chief Financial Officer

Date: August 9, 2024