Form 10-Q
period 2024-09-30
BIP Ventures Evergreen BDC
filed 2024-11-08
CIK 1950572

As filed with the Securities and Exchange Commission on November 8, 2024

File No. 000-56550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 3,161,369 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments
Non-controlled / non-affiliated investments (cost of $59,499,481 and $45,000,000 at September 30, 2024 and December 31, 2023, respectively)	$70,320,029	$47,827,750
Non-controlled / affiliated investments (cost of $9,381,904 and $4,756,904 at September 30, 2024 and December 31, 2023, respectively)	9,381,904	4,368,028
Total investments, at fair value (cost of $68,881,385 and $49,756,904 at September 30, 2024 and December 31, 2023, respectively)	79,701,933	52,195,778
Cash and cash equivalents	3,386,040	1,045,096
Interest receivable	4,880,981	1,424,929
Total assets	$87,968,954	$54,665,803

Liabilities
Management fees payable	$356,494	$195,720
Incentive fees payable	2,399,665	487,775
Accrued audit and tax fees	200,450	143,250
Accrued expenses and other liabilities	54,333	101,695
Total liabilities	$3,010,942	$928,440

Commitments and contingencies (Note 6)

Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (2,876,294 and 2,034,205 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	28,763	20,342
Paid-in-capital in excess of par value	74,048,056	51,208,681
Total distributable earnings (loss)	10,881,193	2,508,340
Total net assets	84,958,012	53,737,363
Total liabilities and net assets	$87,968,954	$54,665,803
Net asset value per share	$29.54	$26.42

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,177,778	$3,452,778	$315,877
Other interest income	91,112	289,267	40,121
Total investment income	1,268,890	3,742,045	355,998
Expenses:
Management fees	356,494	934,251	62,446
Incentive fees	815,232	1,911,890	186,902
Professional fees	160,329	496,574	128,750
Board of Trustees’ fees	66,951	198,249	63,000
Administration fees	39,831	122,985	38,747
Other general and administrative expenses	30,255	86,917	10,190
Total expenses	1,469,092	3,750,866	490,035
Net investment income (loss)	(200,202)	(8,821)	(134,037)
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	2,898,382	7,992,798	934,509
Net change in unrealized gain (loss) on non-controlled / affiliated investments	-	388,876	-
Net realized and unrealized gain (loss) on investments	2,898,382	8,381,674	934,509
Net increase (decrease) in net assets resulting from operations	$2,698,180	$8,372,853	$800,472

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares		Paid in capital in excess	Distributable earnings	Total net
	Shares	Par amount	of par	(losses)	assets
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	(8,821)	(8,821)
Net change in unrealized gain (loss) on investments	-	-	-	8,381,674	8,381,674
Issuance of common shares	842,089	8,421	22,839,375	-	22,847,796
Total increase for the nine months ended September 30, 2024	842,089	8,421	22,839,375	8,372,853	31,220,649
Balance at September 30, 2024	2,876,294	$28,763	$74,048,056	$10,881,193	$84,958,012

Balance at June 30, 2024	2,727,714	$27,277	$69,800,142	$8,183,013	$78,010,432
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	(200,202)	(200,202)
Net change in unrealized gain (loss) on investments	-	-	-	2,898,382	2,898,382
Issuance of common shares	148,580	1,486	4,247,914	-	4,249,400
Total increase for the three months ended September 30, 2024	148,580	1,486	4,247,914	2,698,180	6,947,580
Balance at September 30, 2024	2,876,294	$28,763	$74,048,056	$10,881,193	$84,958,012

Balance at July 13, 2023 (“Commencement of Operations”)	400	$4	$9,996	$-	$10,000
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	(134,037)	(134,037)
Net change in unrealized gain (loss) on investments	-	-	-	934,509	934,509
Issuance of common shares	1,389,142	13,891	34,714,657	-	34,728,548
Total increase for September 30, 2023	1,389,142	13,891	34,714,657	800,472	35,529,020
Balance at September 30, 2023	1,389,542	$13,895	$34,724,653	$800,472	$35,539,020

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2024	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,372,853	$800,472
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(7,992,798)	(934,509)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(388,876)	-
Payments for purchases of investments	(19,124,481)	(34,738,548)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,456,052)	(335,590)
Increase (decrease) in management fees payable	160,774	62,446
Increase (decrease) in incentive fees payable	1,911,890	186,902
Increase (decrease) in accrued Board of Trustees’ fees	-	63,000
Increase (decrease) in accrued audit and tax fees	57,200	121,250
Increase (decrease) in due to affiliates	-	31,043
Increase (decrease) in accrued expenses and other liabilities	(47,362)	25,394
Net cash provided by (used in) operating activities	(20,506,852)	(34,718,140)
Cash flows from financing activities:
Proceeds from issuance of common shares	22,847,796	34,728,548
Net cash provided by (used in) financing activities	22,847,796	34,728,548

Net change in cash and cash equivalents	2,340,944	10,408
Cash and cash equivalents, beginning of period	1,045,096	10,000
Cash and cash equivalents, end of period	$3,386,040	$20,408

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

September 30, 2024

(unaudited)

Investments (a)	Type	Acquisition Date	Interest Rate	Maturity Date	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10%	3/1/2025	$47,500,000	$47,500,000	$52,033,165
Total non-controlled / non-affiliated senior secured convertible notes						47,500,000	52,033,165	61.25%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	18,286,864
Total non-controlled / non-affiliated equity investments						11,999,481	18,286,864	21.52%
Total non-controlled / non-affiliated investments						59,499,481	70,320,029	82.77%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Peregrine Health, Inc.	Series A-2 Preferred Stock	2/27/2024	N/A	N/A	38,268,696	5,881,904	5,881,904
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,500,000
Total non-controlled / affiliated equity investments						9,381,904	9,381,904	11.04%

Total Investments (f)						$68,881,385	$79,701,933	93.81%

Investments (a)	Interest Rate	Par Amount/ Units (b)	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	4.79%	3,386,040	$3,386,040	$3,386,040
Total Cash Equivalents			3,386,040	3,386,040	3.99%
Total Investments and Cash Equivalents			$72,267,425	$83,087,973	97.80%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments and cash equivalents.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.
e.	d/b/a is defined as “doing business as”.
f.	Securities exempt from registration under the Securities Act of 1933 (as defined in Note 1 below), and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $79.7 million or 93.8% of the Company’s net assets. The initial acquisition dates have been included for such securities.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2023

Investments (a)	Type	Acquisition Date	Interest Rate	Maturity Date	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10%	3/1/2025	$45,000,000	$45,000,000	$47,827,750
Total non-controlled / non-affiliated senior secured convertible notes						45,000,000	47,827,750	89.00%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Peregrine Health, Inc.	Series A-1 Preferred Stock	10/19/2023	N/A	N/A	5,758,963	4,756,904	4,368,028
Total non-controlled / affiliated equity investments						4,756,904	4,368,028	8.13%

Total Investments (e)						$49,756,904	$52,195,778	97.13%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.
e.	Securities exempt from registration under the Securities Act of 1933 (as defined in Note 1 below), and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $52.2 million or 97.1% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

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

For the three and nine months ended September 30, 2024, the Company recorded a base Management Fee expense of $356,494 and $934,251, respectively. For the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, the Company recorded a base Management Fee expense of $62,446. The Company has recorded a base Management Fee payable of $356,494 and $195,720 as of September 30, 2024 and December 31, 2023, respectively.

Incentive Fee:

The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative aggregate realized capital gains, plus interest received on portfolio assets, from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company will accrue quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee will only be paid on assets that have been partially or fully sold.

In determining the Incentive Fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. The net sales price shall include all cash received related to the portfolio asset, including amounts recorded as interest income on convertible notes or debt investments, throughout the asset’s life. The original cost shall include all cash that was deployed into the portfolio asset, which would not include converted interest on convertible notes or PIK on debt investments. Cumulative aggregate realized capital gains and cumulative aggregate realized capital losses will only include cash flows associated with assets that have been sold. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

As of July 1, 2024, the Advisory Agreement was amended to clarify that interest received on portfolio assets is included in the net sales price when the asset is sold. This clarification is being applied as of July 1, 2024 on a prospective basis.

The Company has recorded an Incentive Fee of $815,232 and $1,911,890 for the three and nine months ended September 30, 2024, respectively, and $186,902 for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023. The Company has recorded an Incentive Fee payable of $2,399,665 and $487,775 as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of September 30, 2024, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred during the three and nine months ended September 30, 2024, nor the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$47,500,000	$52,033,165	65.3%	$45,000,000	$47,827,750	91.6%
Preferred stock investments	21,381,385	27,668,768	34.7%	4,756,904	4,368,028	8.4%
Total	$68,881,385	$79,701,933	100.0%	$49,756,904	$52,195,778	100.0%

Refer to Note 5. Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Enterprise SaaS	65.3%	91.6%
Technology-Enabled Marketplace	22.9%	-
Healthcare	11.8%	8.4%
Total	100.0%	100.0%

As of September 30, 2024 and for the three and nine months ended September 30, 2024, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended September 30, 2024	Percentage of Total Investment Income for nine months ended September 30, 2024	Percentage of Total Assets
Mediafly, Inc.	92.8%	92.3%	59.1%
CareSave Technologies, Inc. (d/b/a ShiftMed)	-	-	20.8%

As of December 31, 2023 and for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023	Percentage of Total Assets as of December 31, 2023
Mediafly, Inc.	87.5%	87.5%

Mediafly, Inc. is required to pay the cumulative accrued interest on the senior secured convertible note, along with the principal, at the maturity date. Failure of this portfolio company to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations which would impact its ability to make distributions to shareholders in the future.

Transactions related to investments in non-controlled / affiliated companies for the three months and nine months ended September 30, 2024 were as follows:

Portfolio Company	Type of Asset	Fair value as of June 30, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$5,881,904	$-	$-	$-	$5,881,904	$-
Korio, Inc.	Preferred stock investments	-	3,500,000	-	-	3,500,000	-
Total Investments		$5,881,904	$3,500,000	$-	$-	$9,381,904	$-

Portfolio Company	Type of Asset	Fair value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$4,368,028	$1,125,000	$-	$388,876	$5,881,904	$-
Korio, Inc.	Preferred stock investments	-	3,500,000	-	-	3,500,000	-
Total Investments		$4,368,028	$4,625,000	$-	$388,876	$9,381,904	$-

There were no transactions related to investments in non-controlled / affiliated companies for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023.

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following is a summary of the inputs used, as of September 30, 2024 and December 31, 2023, involving the Company’s assets carried at fair value. The inputs or methodology used for valuing securities may not be an indication of the risk associated with investing in those securities.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$52,033,165	$52,033,165
Preferred stock investments	-	-	27,668,768	27,668,768
Total investments before cash equivalents	$-	$-	$79,701,933	$79,701,933
Money market treasury fund	3,386,040	-	-	3,386,040
Total investments after cash equivalents	$3,386,040	$-	$79,701,933	$83,087,973

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$47,827,750	$47,827,750
Preferred stock investments	-	-	4,368,028	4,368,028
Total investments before cash equivalents	$-	$-	$52,195,778	$52,195,778
Money market treasury fund	1,045,096	-	-	1,045,096
Total investments after cash equivalents	$1,045,096	$-	$52,195,778	$53,240,874

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three and nine months ended September 30, 2024 and for the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023:

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Senior secured convertible notes	Preferred stock investments	Total investments	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$48,010,841	$22,792,710	$70,803,551	$47,827,750	$4,368,028	$52,195,778
Purchases of investments	2,500,000	3,500,000	6,000,000	2,500,000	16,624,481	19,124,481
Net change in unrealized gain (loss)	1,522,324	1,376,058	2,898,382	1,705,415	6,676,259	8,381,674
Fair value, end of period	$52,033,165	$27,668,768	$79,701,933	$52,033,165	$27,668,768	$79,701,933
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2024	$1,522,324	$1,376,058	$2,898,382	$1,705,415	$6,676,259	$8,381,674

	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
	Senior secured convertible notes	Total investments
Fair value, beginning of period	$-	$-
Purchases of investments	34,738,548	34,738,548
Net change in unrealized gain (loss)	934,509	934,509
Fair value, end of period	$35,673,057	$35,673,057
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2023	$934,509	$934,509

The following provides information on Level 3 investments held by the Company that were valued at September 30, 2024, and December 31, 2023, based on unobservable inputs.

	Fair Value as of September 30, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$52,033,165	Discounted cash flow	Discount rate	43.1% - 43.1% (43.1%)	Decrease
Preferred stock investments	18,286,864	Discounted expected return	Discount rate	11.7% - 11.7% (11.7%)	Decrease
			Term	1.2-3.5 Years (2.1 Years)	Decrease
Preferred stock investments	9,381,904	Recent transaction	Transaction price	N/A	N/A
Total	$79,701,933

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$47,827,750	Discounted cash flow	Discount rate	45.6% - 45.6% (45.6%)	Decrease
Preferred stock investments	4,368,028	Market comparables	Revenue Multiples	1.0x - 3.0x (2.5x)	Increase
Total	$52,195,778

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of September 30, 2024 or December 31, 2023.

Additionally, from time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and the Company’s allocation may change prior to the date of funding. In this regard, as of September 30, 2024 and as of December 31, 2023, the Company had no investments that were committed but not yet funded.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As of September 30, 2024 and December 31, 2023, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

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

The following table summarizes transactions in Shares for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
Shares
Subscriptions	148,580	$4,249,400	842,089	$22,847,796
Net increase (decrease)	148,580	$4,249,400	842,089	$22,847,796

The following table summarizes transactions in Shares for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023:

	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
	Shares	Amount
Shares
Subscriptions	1,389,142	$34,728,548
Net increase (decrease)	1,389,142	$34,728,548

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

The following table summarizes each NAV per Share at which subscription closings occurred during the life-to-date period for Shares of beneficial interest as of the dates listed below:

NAV Per Share
As of	Shares
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60
September 30, 2024	$29.54

Distributions

The Company did not make any cash distributions to its shareholders for the three and nine months ended September 30, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023.

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

The Company did not make any share repurchases for the three and nine months ended September 30, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023.

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2024 and for the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023 are as follows:

	For the Nine Months Ended September 30, 2024	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Per Share Activity
Net asset value, beginning of period	$26.42	$25.00
Net investment income (loss)[1]	0.02	(0.09)
Net realized and unrealized gain (loss)[1]	3.10	0.67
Net increase (decrease) in net assets resulting from operations	3.12	0.58
Net asset value, end of period	$29.54	$25.58
Total return[2]	11.81%	2.30%
Number of Shares outstanding at end of period	2,876,294	1,389,542
Ratios to Average Net Assets:
Net assets, end of period	$84,958,012	$35,539,020
Ratio of net investment income (loss) to average net assets[3]	0.85%	5.57%
Ratio of total expenses to average net assets[3]	5.87%	4.85%
Ratio of total expenses, excluding incentive fees[3]	3.29%	4.32%
Portfolio turnover[4]	0.00%	0.00%

[1]	Calculated based on weighted average shares outstanding during the period.
[2]	Total return is not annualized and represents the total return for the nine months ended September 30, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per Share divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
[3]	The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fees).
[4]	No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of October 1, 2024, the Company sold 285,074 Shares at a NAV price of $29.54 per Share (with the final number of Shares being determined on October 21, 2024) to accredited investors in a private placement of Shares for an aggregate purchase price of $8,421,100.

Investments

On October 15, 2024, the Company invested an additional $1.0 million into senior secured convertible notes of Mediafly, Inc. The follow-on investment has the same terms as the other outstanding senior secured convertible notes.

The Company’s Investment Committee has approved investments into two opportunities that are expected to close during the fourth quarter of 2024 as described below:

●	A follow-on investment into Peregrine Health, Inc. was approved to continue to accelerate their launch of their comprehensive technology-enabled behavioral health platform.

●	An initial investment into Pointivo, Inc. (“Pointivo”) was approved to further fuel growth as Pointivo executes a recently signed contract with a Fortune 500 company. Pointivo operates drones that enable users to capture images to create detailed digital twins, which are then analyzed through the use of data analytics to provide valuable insights.

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

As of September 30, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of September 30, 2024, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the three and nine months ended September 30, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023.

Portfolio and Investment Activity

For the three and nine months ended September 30, 2024, the Company acquired $6.0 million and $19.1 million aggregate principal amount of investments, respectively, as further described below.

On February 27, 2024, the Company made a follow-on investment of $1.1 million into Peregrine Health, Inc.’s (“Peregrine Health”) preferred Series A-2 equity financing round. As part of this transaction, the Company’s prior investment was converted from Series A-1 to Series A-2. As of September 30, 2024, the Company continues to hold investments of $5.9 million in preferred stock in Peregrine Health. Peregrine Health operates a telehealth network that aims to provide mental health services to rural and other underserved areas across the United States. Peregrine Health has shifted its focus to the telehealth side of the business given the large opportunity it represents and its more consistent and reliable growth trajectory.

On March 21, 2024, the Company made an investment of $5.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) (“ShiftMed”) preferred Series E-2 equity financing round as part of a co-investment transaction with an affiliated fund. On April 18, 2024, the Company funded an additional investment of $7.0 million into ShiftMed’s preferred Series E-2 equity financing round as part of the same co-investment transaction which occurred on March 21, 2024. As of September 30, 2024, the Company continues to hold investments of $12.0 million in preferred stock in ShiftMed. ShiftMed is a technology-enabled marketplace within the healthcare industry designed to connect skilled workers (caregivers and nurses) with available shifts at acute and post-acute care facilities. A recent product launch, ShiftMed Flex, positions the company as a broader workforce solution platform, handling both internal and external employees for their customers. The platform makes it easier for facilities to staff shifts, which drives compliance and quality of care.

On August 22, 2024, the Company invested an additional $2.5 million into senior secured convertible notes of Mediafly, Inc. (“Mediafly”), bringing the total investment amount to $47.5 million as of September 30, 2024. Mediafly is a comprehensive revenue enablement platform for large enterprises. The convertible notes have an interest rate of 10% and mature on March 1, 2025. The Company recorded accrued interest of $1.2 million and $3.5 million on these notes for the three and nine months ended September 30, 2024, respectively.

On August 23, 2024, the Company made an initial investment of $3.5 million into Korio, Inc’s (“Korio”) preferred Series A equity financing round. Korio provides software for randomization and trial supply management within the clinical research industry. Since close, Korio management is continuing to focus on the identification and execution of strategic imperatives across each of their functional groups.

For the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, the Company acquired $34.7 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Investments:
Total investments, beginning of period	$62,881,385	$49,756,904	$-
New investments purchased	6,000,000	19,124,481	34,738,548
Investments sold	-	-	-
Total Investments, End of Period	$68,881,385	$68,881,385	$34,738,548

Number of portfolio companies	4	4	2
Weighted average yield on convertible notes, at cost	10.0%	10.0%	9.9%
Weighted average yield on convertible notes, at fair value	9.3%	9.3%	9.9%

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

Our investments consisted of the following:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$47,500,000	$52,033,165	65.3%	$45,000,000	$47,827,750	91.6%
Preferred stock investments	21,381,385	27,668,768	34.7%	4,756,904	4,368,028	8.4%
Total	$68,881,385	$79,701,933	100.0%	$49,756,904	$52,195,778	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Enterprise SaaS	65.3%	91.6%
Technology-Enabled Marketplace	22.9%	-
Healthcare	11.8%	8.4%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$68,881,385	$79,701,933	100.0%	$49,756,904	$52,195,778	100.0%
Total	$68,881,385	$79,701,933	100.0%	$49,756,904	$52,195,778	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2024 and for the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Total investment income	$1,268,890	$3,742,045	$355,998
Net expenses	1,469,092	3,750,866	490,035
Net investment income (loss)	(200,202)	(8,821)	(134,037)
Net unrealized gain (loss)	2,898,382	8,381,674	934,509
Net realized gain (loss)	-	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,698,180	$8,372,853	$800,472

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three and nine months ended September 30, 2024 and for the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023 was as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Interest income	$1,268,890	$3,742,045	$355,998
Total Investment Income	$1,268,890	$3,742,045	$355,998

For the three and nine months ended September 30, 2024, total investment income was $1,268,890 and $3,742,045, respectively, and for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, total investment income was $355,998. This was primarily driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Management fees	$356,494	$934,251	$62,446
Incentive fees	815,232	1,911,890	186,902
Professional fees	160,329	496,574	128,750
Board of Trustees’ fees	66,951	198,249	63,000
Administration fees	39,831	122,985	38,747
Other general and administrative expenses	30,255	86,917	10,190
Total expenses	$1,469,092	$3,750,866	$490,035

Management Fees

For the three and nine months ended September 30, 2024, management fees were $356,494 and $934,251, respectively. For the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, the Company recorded a base Management Fee of $62,446. Management fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees

For the three and nine months ended September 30, 2024, incentive fees were $815,232 and $1,911,890, respectively, and $186,902 for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023. The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative aggregate realized capital gains, plus interest received on portfolio assets, from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative aggregate realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company accrues quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee will only be paid on assets that have been partially or fully sold. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year. The Company has not paid any incentive fees life-to-date

Other Expenses

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

Income Taxes

The Company has elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three and nine months ended September 30, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the period July 13, 2023 (“Commencement of Operations”) through September 30, 2023
Net change in unrealized gain (loss) on investments	$2,898,382	$8,381,674	$934,509
Net Change in Unrealized Gain (Loss) on Investments	$2,898,382	$8,381,674	$934,509

The net change in unrealized gains for the three and nine months ended September 30, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023 was due to the appreciation of value in the Company’s portfolio investments.

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

The following table sets forth Share issuances life-to-date through the period ended September 30, 2024.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400

No distributions or repurchases occurred during the three and nine months ended September 30, 2024 nor for the period from July 13, 2023 (“Commencement of Operations”) through September 30, 2023. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations nor any preferred shares as of September 30, 2024 or December 31, 2023. As such, the Company is in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2024 and December 31, 2023, the Company had no investments that were committed but not yet funded.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024 and December 31, 2023, management was not aware of any pending or threatened litigation.

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

Recent Developments

Subscriptions

As of October 1, 2024, the Company sold 285,074 Shares at a NAV price of $29.54 per Share (with the final number of Shares being determined on October 21, 2024) to accredited investors in a private placement of Shares for an aggregate purchase price of $8,421,100.

	NAV	Shares	Amount
October 1, 2024	$29.54	285,074	$8,421,100

Investment activity

On October 15, 2024, the Company invested an additional $1.0 million into senior secured convertible notes of Mediafly, Inc. The follow-on investment has the same terms as the other outstanding senior secured convertible notes.

The Company’s Investment Committee has approved investments into two opportunities that are expected to close during the fourth quarter of 2024 as described below:

●	A follow-on investment into Peregrine Health, Inc. was approved to continue to accelerate their launch of their comprehensive technology-enabled behavioral health platform.

●	An initial investment into Pointivo, Inc. (“Pointivo”) was approved to further fuel growth as Pointivo executes a recently signed contract with a Fortune 500 company. Pointivo operates drones that enable users to capture images to create detailed digital twins, which are then analyzed through the use of data analytics to provide valuable insights.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of September 30, 2024 or December 31, 2023. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Date: November 8, 2024

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
	Name:	Todd Knudsen
	Title:	Chief Financial Officer

Date: November 8, 2024