Form 10-K
period 2024-12-31
BIP Ventures Evergreen BDC
filed 2025-03-20
CIK 1950572

As filed with the Securities and Exchange Commission on March 20, 2025

File No. 000-56550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2024

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

As of March 20, 2025, the registrant had 3,477,477 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BIP Ventures Evergreen BDC (the “Company”, “we”, “us”, “our”), current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make and the competition for those investments;

●	our ability to raise capital;

●	geo-political conditions, including revolution, insurgency, terrorism or war;

●	political uncertainty resulting from recent events, including changes to U.S. trade policies;

●	general economic, logistical and political trends and other external factors, including pandemics and supply chain disruptions;

●	potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;

●	the ability of our portfolio companies to achieve their objectives;

●	our current and expected financing arrangements and investments;

●	changes in the general interest rate environment;

●	the adequacy of our cash resources, financing sources and working capital;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with the Company’s investment adviser, and its affiliates;

●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations; and

●	the effect of changes in tax laws and regulations and interpretations thereof.

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

The Company is externally managed by its investment adviser, BIP Capital, LLC, doing venture capital business as BIP Ventures (the “Investment Adviser” or “BIP Ventures”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. As part of its advisory and management services, the Investment Adviser provides administrative and compliance services to the Company.

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

The Company’s investment strategy is to invest a majority of its assets in “Traction” and “Scale” companies, each as defined below, that are based primarily in the United States (each, a “Portfolio Company”). Consequently, the Company invests primarily in direct equity investments, including convertible notes in private operating companies, and the Company expects to invest in small- and medium-sized companies as part of its principal investment strategy. The Company expects to invest in a broad range of industries, with its core focus on investments in software as a service (“SaaS”) companies and businesses with recurring revenue models (i.e., businesses that provide ongoing services for a periodic fee, such as subscription or membership-based businesses) operating within the following sectors (each, an “Investment”).

●	Healthcare IT: Software technology in the healthcare industry to manage, store, exchange, and analyze medical information.

●	Fintech: Software technology to provide financial services and improve efficiency in the financial industry.

●	Enterprise SaaS: Software technology with a distribution model where a third-party provider hosts applications and makes them available to enterprise customers over the internet.

●	Insurtech: Software technology that leverages innovation to enhance and streamline processes within the insurance industry.

●	Software development and infrastructure tools: Software technology designed to support developers in building, deploying, and managing applications, including coding frameworks, cloud infrastructure, and DevOps tools.

●	Media and marketplace technology: Software technology that powers the creation, distribution, consumption, and monetization of media content, as well as platforms that facilitate digital commerce and transactions.

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

The Company conducts a continuous and perpetual private offering (the “Private Offering”) of its shares of common beneficial interests (“Share” or “Shares”), in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

The Investment Adviser

BIP Capital, LLC, a Delaware limited liability company, serves as the Company’s investment adviser and is registered as an investment adviser with the SEC. BIP Capital, LLC operates its venture capital business as BIP Ventures. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of Trustees that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”), the Investment Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services, including administrative and compliance services. Administrative and compliance services include, but are not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Investment Adviser may also enter into one or more agreements with third parties for them to provide certain administrative services to the Company.

Trustees who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Trustees.”

Market Opportunity

The Company believes that there are and will continue to be significant investment opportunities in the targeted asset classes as noted below.

Regional Considerations

The Company believes that there are significant investment opportunities in regions across the country where high-potential companies are often overlooked. When it comes to venture investing, in 2024, 14 U.S. cities made up 86% of all U.S. venture funding (as measured by dollars invested annually). Of these 14 cities, the top 4 made up 73% of all U.S. venture funding and were located in California, New York, and Massachusetts. By contrast and as an example, Southeast and Midwestern cities in the top 14 only made up 4% of all US venture funding;1 however, the Southeast and Midwestern regions make up 45% of the country’s population.2 Equally as important as the lack of capital being invested in these regions, is the presence of promising, privately held investment opportunities. In 2024, 46% of the Inc. 5000 resided in the Southeast and Midwest. These companies collectively boast a median growth rate of 202% year over year.3 This abundance of scaling companies commands respect from the investment ecosystem, yet these companies are still overlooked. There is an imbalance of the current level of investment going into these regions versus the growth of the companies residing in them. The Company considers the geographic location of portfolio companies as part of its investment strategy, but it is not a required criterion. Accordingly, investing in the Southeast and Midwest regions of the United States is not part of the Company’s principal investment strategy.

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

BIP Ventures Strategy and Competitive Advantages

BIP Ventures is a highly active venture capital firm with operations in the Southeast. The Investment Adviser believes that its focus on undercapitalized areas for investment, its expertise within the target industries, and its multi-stage approach to its investment strategy will enable the Company to achieve outperforming returns. Historically, BIP Ventures has relied heavily on its talented personnel, proprietary processes and data, and innovation to augment and improve initial investment decisions and post-investment value creation. The Investment Adviser places particular emphasis on creating a competitive advantage in the areas of:

1)	Talent

BIP Ventures believes that its most valuable asset is its talented team of investors and operators. BIP Ventures team members demonstrate exceptional performance in many categories (education, relevant work experience, behavioral tendencies) that are predictive of continued exceptional performance.

The Investment Adviser recruits talent from across the country and its team members come from the highest-regarded undergraduate and post-graduate universities, well-known institutions that are excellent at developing investment talent, and from some of the most successful startups and established institutions in the United States over the last few decades.

[1]	https://www.cbinsights.com/research/report/venture-trends-2024/

[2]	https://worldpopulationreview.com/state-rankings/southeast-states; https://worldpopulationreview.com/state-rankings/midwest-states

[3]	https://www.inc.com/inc5000/2024

2)	Data & Information

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

Sector Focus

The Company’s investments are expected to be particularly focused in sectors where team members of the Investment Adviser have past operating and investing experience, including but not limited to, healthcare IT, fintech, insurtech, enterprise SaaS, software development and infrastructure tools, and media and marketplace technology.

2)	Companies with Appealing Business Models

The Investment Adviser targets investment in businesses with appealing business models. BIP Ventures makes investments into businesses that (a) are employing a comprehensive action plan that outlines the approach and steps to attract and win new customers, enter new markets, increase market share, and achieve projected sales and marketing goals, and revenue, and (b) do not require complicated motions or activities to deliver their solutions to customers and users.

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

5)	Companies that Offer Attractive Entry Points

The Company evaluates entry point attractiveness based on the following criteria:

Companies in Targeted Stages of Maturity (a proxy for risk)

Stage is an empirical measure of risk. Early-Stage companies fail more often than Late-Stage companies do. The Investment Adviser categorizes each company it evaluates into one of four stages: “Pre-Seed/Seed,” “Traction,” “Scale,” and “Growth.”

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

The Company expects to invest in a broad range of industries, with its core focus on investments in SaaS companies operating within the technology sectors listed above. Notwithstanding the foregoing, the Company will acquire investments whose businesses are outside of SaaS or recurring revenue models and whose businesses are outside the technology sectors listed above, on an opportunistic basis.

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

Due Diligence/Underwriting Process

After an investment opportunity is identified, the Investment Adviser executes a diligence process that involves category research, company research, and data derived insights as follows:

●	Category research is an exploration of the market in which a company operates. This includes the “Total Addressable Market,” or the size of the opportunity. The Investment Adviser also examines whether or not there is a compulsory demand from their customers. The Investment Adviser also reviews the competitive landscape in the environment that they operate, assessing the level of competition that exists.

●	Company research is an assessment of how the particular company sizes up in the category that the Investment Adviser has just explored. The Investment Adviser examines the existing leadership team and their willingness to augment that team as the company grows.

●	Data Derived insights come from a review of the functional metrics of the business (e.g., growth rate, churn, customer count, etc.) as well as the current financial position of the business. The Investment Adviser also explores how durable their competitive advantage is relative to their competitors.

The Investment Adviser’s Investment Committee (the “Investment Committee”) review is an iterative process that occurs in parallel with the diligence procedures as outlined above. The Investment Committee meets on a weekly basis to review new potential deals, prior weeks’ potential deals when follow-up was required, and potential future deals. Information is presented in the form of investment memos and generally includes, but is not limited to:

●	Investment theses, including identification of the problem, the solution and potential market capture

●	Historical and forward-looking financial statements, including key performance indicators, scenario analyses, and pipeline metrics

●	Management biographies

●	Deal valuation dynamics

●	Product overview, industry analysis, customer analysis, and revenue model

●	Timeline and value proposition

●	Competition landscape

●	Future exit scenarios and returns expectations

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

The Company generally seeks to be the first investor in Pre-Seed/Seed and Traction companies. The Company prefers, but does not require, that it be the lead investor on any syndicates into which it invests during the Pre-Seed/Seed and Traction Stages, but it is flexible on the lead status of Scale and Growth Stage investments. The Company generally expects investments to have a liquidation preference within the capital structure of the Portfolio Company (e.g., first out, prior to the common equity holders, etc.). In addition, the Investment Adviser expects that often they will receive some level of preferred return and standard minority investor protections.

Acceleration and Performance Engineering

The Investment Adviser team members initiate a 100-day plan to onboard new Portfolio Companies. The goal of the onboarding process is to get companies to fully participate in the Investment Adviser’s: (i) board meeting schedule; (ii) preferred board material format; (iii) automated financial reporting system; (iv) monthly CEO update process; and (v) acceleration efforts.

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

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company expects to pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of the Management Fee and Incentive Fee will ultimately be borne by the shareholders.

Management Fee

The Company pays the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate.

Incentive Fee

For the year ended December 31, 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company will pay the Investment Adviser an Incentive Fee.

The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative aggregate realized capital gains, plus interest received on portfolio assets (subsequent to July 1, 2024), from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company will accrue quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee will only be paid on assets that have been partially or fully sold.

In determining the Incentive Fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. The net sales price shall include all cash received related to the portfolio asset, including amounts recorded as interest income on convertible notes or debt investments, throughout the asset’s life. The original cost shall include all cash that was deployed into the portfolio asset, which would not include converted interest on convertible notes or paid-in-kind interest (“PIK”) on debt investments. Cumulative aggregate realized capital gains and cumulative aggregate realized capital losses will only include cash flows associated with assets that have been sold. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

As of July 1, 2024, the Advisory Agreement was amended to clarify that interest received on portfolio assets is included in the net sales price when the asset is sold as described above. This amendment is being applied as of July 1, 2024 on a prospective basis. All other terms of the Advisory Agreement, including the mechanics of the calculation, did not change as a result of this clarification.

As of January 1, 2025, the Advisory Agreement was amended to re-characterize the Incentive Fee to an incentive allocation (the “Incentive Allocation”) for tax reporting purposes. The method in which the Incentive Allocation will be calculated on a prospective basis, and the amount of Incentive Allocation ultimately apportioned and distributed, is intended to track the current calculation and payment of the Incentive Fee as closely as possible. As a result of this amendment, the amount that is recorded as an accrued Incentive Fee as of December 31, 2024, will be “frozen” (i.e. “crystallized”). When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes. All future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

The Private Offering

The Company conducts the Private Offering of its Shares to investors in reliance on an exemption from the registration requirements of the Securities Act. The Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Subscriptions will be accepted on a continuous basis and Shares will be issued at periodic closings at a per-share price generally equal to the Company’s quarterly NAV per share as determined by the Board (including any committee thereof). The Company issues Shares on a quarterly basis, subject to consideration of the investment opportunities that arise.

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

The Company generally adheres to the following procedures relating to purchases of Shares in this continuous offering:

●	Investors may only purchase Shares pursuant to accepted subscription orders as of the first day of each quarter. The purchase price for such Shares is the NAV per Share as of the last day of the immediately preceding quarter, which NAV per Share is generally determined within 20 business days of the last calendar day of the immediately preceding quarter. When the NAV per Share is determined, the Company determines whether to issue Shares in the current quarter and the amount of Shares to be issued. Any Shares issued in a quarter are issued within 48 hours of the determination of the applicable NAV per Share and, thus, the purchase price per Share for such quarter.

●	To be accepted, a subscription request for a quarterly closing must be made, together with a completed and executed subscription agreement in good order and payment of the full purchase price, on or before seven business days prior to the last day of such quarter (the “Cut-off Date”). If a purchase order is received less than seven business days of the last day of such quarter, unless waived by the Investment Adviser, the purchase order will be executed in the next quarter’s closing and will be executed at the NAV per Share applicable to that next quarter. As a result of this process, the NAV per Share at which the order is executed may be different than the NAV per Share for the quarter in which the purchase order is submitted.

●	On each business day, the Company’s transfer agent collects purchase orders. Notwithstanding the submission of an initial purchase order, the Company may reject purchase orders for any reason, even if a prospective investor meets the accredited investor requirements. For example, the Company may reject any purchase orders from investors that, in the Company’s opinion, may be disruptive to its operations or that would cause the Company to violate applicable securities, tax, anti-money laundering or other applicable laws. Share purchase orders will be filled on a first come, first serve basis.

●	If the Company decides not to issue Shares in a quarter or only partially fills the purchase orders for such quarter, any unfulfilled purchase orders must be resubmitted prior to the Cut-off Date for the next quarter’s closing (the “Rolled Subscription”), with the purchase price of such Rolled Subscription to be based on the NAV per Share as of the last day of the current quarter (as determined within 20 business days after the last calendar day of the current quarter and within 48 hours prior to the issuance of Shares). A prospective investor may rescind its subscription request at any time prior to the Cut-off Date for the relevant quarter pursuant to the procedures described below. No subscription requests or withdrawals can occur less than seven business days leading up to the quarter-end.

●	Subscribers receive a confirmation statement of each new transaction in their accounts as soon as practicable but generally not later than seven business days after settlement, which occurs upon the determination of the applicable NAV per Share. The confirmation statement includes information on how to obtain information filed with the SEC and made publicly available on the Company’s website, bipevergreenfunds.com.

●	A subscriber may withdraw its subscription request by notifying the transfer agent, through BIP Ventures, its financial intermediary, or directly on the Company’s toll-free, automated telephone line, 1-833-680-6090. If a subscriber withdraws their subscription request, cash will be returned within 10 business days of the notification. If the Investment Adviser rejects the subscription request for any reason, cash will be returned within 10 business days of rejection.

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

Escrow Period

The Company took purchase orders and held investors’ funds in an interest-bearing escrow account until it received purchase orders for at least $25 million (excluding any Shares purchased by the Investment Adviser, its affiliates, members of the Board and officers, but including any Shares purchased in any private placements). The Board authorized the release of the escrowed purchase order proceeds and the Company commenced operations on July 13, 2023.

Share Repurchase Program

The Company does not intend to list its shares on a securities exchange and does not expect there to be a public market for its Shares. As a result, the ability to sell Shares will be limited if purchased.

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

All owned Shares may be requested to be tendered. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next annual tender offer, or upon the recommencement of the share repurchase plan, as applicable. We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any year. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its Shareholders, such as when a repurchase offer would place an undue burden on liquidity, adversely affect operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available annually. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and Shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act.

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

The following discussion is based upon the U.S. Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury Department regulations promulgated thereunder (the “Regulations”) and U.S. Internal Revenue Service (“IRS”) and judicial interpretations thereof, as of the date hereof, all of which are subject to change, possibly with retroactive effect. No tax rulings have been requested from IRS or other taxing authorities with respect to any of the tax matters discussed herein. Accordingly, there can be no assurance that any tax position described herein will not be successfully challenged by the IRS.

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

If a partnership (or an entity treated as a partnership for U.S. federal income tax purposes) holds Shares, the tax treatment of a partner (or person or entity treated as a partner for U.S. federal income tax purposes) will generally depend upon the status of the partner in the partnership and the activities of the partnership. Partners of a partnership holding Shares in the Company should consult their own tax advisers. This discussion does not constitute tax advice and is not intended to substitute for tax planning.

The discussion below generally describes the tax consequences to investors of certain likely investments assuming that they are held by the Company directly or through subsidiaries that are transparent, i.e., disregarded or treated as partnerships, for U.S. federal income tax purposes. The Company expects that tax-exempt Shareholders will incur “unrelated business taxable income” and Non-U.S. Shareholders will incur “effectively connected income” (each as discussed in more detail below) with respect to their investments in the Company. Neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of “unrelated business taxable income” or “effectively connected income”. Such tax-exempt Shareholders and Non-U.S. Shareholders are urged to consult their own tax advisers concerning the application of these rules based on their particular circumstances and may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

Each prospective investor is urged to consult its own tax adviser concerning the potential U.S. federal, state and local, and non-U.S. income and other tax consequences of an investment in the Company.

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

Any actions taken by the Company’s partnership representative are binding on both the Company and the Shareholders. The IRS will not be required to provide notice of any audit or proceeding to any other Shareholder. The limitations period for assessment of deficiencies and claims for refunds with respect to items related to the Company is generally three years after the Company’s return is filed for the taxable year in question. The Company’s partnership representative has the authority to, and may, extend such period with respect to all Shareholders. There can be no assurance that the Company’s or a Shareholder’s tax return will not be audited by the IRS or that no adjustments to such returns will be made as a result of such an audit. Potential investors are encouraged to consult with their tax advisers regarding the possible implications of the partnership audit rules on an investment in the Company.

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

Limitations on Deductions for Losses and Expenses

Company losses and various Company expenses allocable to certain U.S. Shareholders may be subject to limits on deductibility for U.S. federal income tax purposes. For example, limitations that may apply for U.S. Shareholders who are individuals or certain closely held corporations include limitations relating to “passive losses,” “excess business losses,” amounts “at risk,” “investment interest” and “miscellaneous itemized deductions.” Many potential restrictions on use of Company losses or deduction of Company expenses depend on whether the Company is engaged in the conduct of a trade or business or is merely an investor. The Company may be an investor with respect to certain investments and treated as engaged in business with respect to other investments. If a portion of the Company’s activities constitute a trade or business and a portion does not, the Investment Adviser will determine which expenses are trade or business expenses and which expenses are investment expenses, but the IRS may take more restrictive positions. Prospective investors should consult with their tax advisers regarding potential application of the limitations described below.

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

Recently proposed Regulations would, if finalized, treat the partners in a domestic partnership, such as the Company, rather than the partnership itself as the relevant taxpayer for making both QEF and mark-to-market elections. The PFIC rules are complex, and prospective Shareholders are advised to consult their own tax advisers with respect to the application of these rules to their particular circumstances.

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

Taxation of U.S. Tax-Exempt Shareholders

The discussion below discusses certain tax issues for U.S. tax-exempt entities that are subject to U.S. federal income taxation on “unrelated business taxable income” (“UBTI”), such as qualified pension plans and individual retirement accounts. Certain tax-exempt entities, such as private foundations, endowments, and charitable remainder trusts are subject to special rules not discussed below. Prospective tax-exempt investors should consult their own advisers regarding the tax consequences of purchasing, holding and disposing of an interest in the Company.

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

The Company may generate UBTI directly, through its investments in transparent entities, or from the direct or indirect incurrence of acquisition indebtedness. Neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of UBTI. Tax-exempt Shareholders are urged to consult their own tax advisers concerning the application of these rules based on their particular circumstances and if sensitive to the incurrence of UBTI may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

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

PROSPECTIVE TAX-EXEMPT INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISERS FOR FURTHER INFORMATION ABOUT THE U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX CONSEQUENCES OF PURCHASING, HOLDING AND DISPOSING OF SHARES.

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

The Company’s activities may generate ECI, and neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of ECI. Non-U.S. Shareholders are urged to consult their own tax advisers concerning the application of these rules based on their particular circumstances and may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

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

Foreign Account Tax Compliance Act

Under Sections 1471 through 1474 of the Code and the Treasury Regulations issued thereunder (commonly referred to as “FATCA”), a 30% withholding tax is imposed on payments of certain U.S.-source income (including interest and dividends) to non-U.S. entities unless such non-U.S. persons comply with certain reporting requirements regarding their direct and indirect U.S. owners and other “U.S. account holders.” Such withholding could apply to payments made by the Company to certain of its Non-U.S. Shareholders. Accordingly, Non-U.S. Shareholders may have to provide certain information, representations and waivers of non-U.S. law as may be required by the Investment Adviser to comply with such new rules in order to avoid such withholding tax, including, for example, information relating to a Non-U.S. Shareholder and its “substantial United States owners” (within the meaning of Code Section 1473(2)), if any, or persons holding a “financial account” (within the meaning of Code Section 1471(d)(2)) with such Non-U.S. Shareholder. Certain countries have entered into inter-governmental agreements with the United States to facilitate the type of information reporting required under FATCA. While the existence of such agreements will not eliminate the risk of FATCA withholding on payments made by the Company to its Non-U.S. Shareholders, these agreements are expected to reduce the risk of the withholding for investors in (or indirectly holding interests in the Company through financial institutions in) those countries. Potential investors are encouraged to consult with their tax advisers regarding the possible implications of FATCA on an investment in the Company. While withholding under FATCA would also have applied to payments of gross proceeds from dispositions of certain stocks and debt instruments after December 31, 2018, proposed Regulations eliminate FATCA withholding on gross proceeds payments. Taxpayers generally may rely on such proposed Regulations until final Regulations are issued. In addition, pursuant to these rules, the Company may provide to its advisers identifying information about the Shareholders and their participation in the Company and the Company’s income, gain, loss or deduction from those transactions or investments, and the Company or its advisers may disclose this information to the IRS upon its request.

Non-U.S. Income

A non-U.S. Shareholder may bear withholding or other taxes imposed with respect to payment to, or income of, the Company with respect to non-U.S. investments.

PROSPECTIVE NON-U.S. INVESTORS SHOULD CONSULT THEIR OWN TAX ADVISERS FOR FURTHER INFORMATION ABOUT THE U.S. FEDERAL, STATE, LOCAL AND NON-U.S. INCOME AND OTHER TAX CONSEQUENCES OF PURCHASING, HOLDING AND DISPOSING OF SHARES.

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

In light of the foregoing, each prospective investor is urged to consult with its own tax advisers regarding the state and local tax consequences of an investment in the Company.

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

This summary does not include a discussion of any laws that may apply to employee benefit plans that are not subject to ERISA or Section 4975 of the Code. Such plans (and entities in which they invest, as applicable) should consult their own professional advisers about any laws applicable thereto.

THE PRECEDING DISCUSSION IS ONLY A SUMMARY OF CERTAIN IMPLICATIONS UNDER ERISA AND SECTION 4975 OF THE CODE OF AN INVESTMENT IN THE COMPANY’S SHARES AND DOES NOT PURPORT TO BE COMPLETE. PROSPECTIVE INVESTORS SHOULD CONSULT WITH THEIR OWN LEGAL, TAX, FINANCIAL AND OTHER ADVISERS PRIOR TO INVESTING TO REVIEW THESE IMPLICATIONS IN LIGHT OF SUCH INVESTOR’S PARTICULAR CIRCUMSTANCES.

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

In addition, the Investment Adviser has limited experience managing a BDC. The 1940 Act imposes numerous constraints on the operations of BDCs that generally do not apply to other investment vehicles managed by the Investment Adviser. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. The Company and the Investment Adviser have limited experience operating or advising under these constraints, which may hinder the Company’s ability to take advantage of attractive investment opportunities and to achieve its investment objective.

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

Incentive Fee Structure Relating to the Investment Adviser. In the course of the Company’s investing activities, the Company will pay Management and Incentive Fees to the Investment Adviser. The Company has entered into the Investment Advisory Agreement with the Investment Adviser. Under the Incentive Fee structure, the Company’s net realized gains will be computed and used to calculate the Incentive Fees. This fee structure may give rise to a conflict of interest for the Investment Adviser as it may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This risk could be increased because, under the Investment Advisory Agreement, the Investment Adviser is not obligated to reimburse the Company for Incentive Fees it receives even if the Company subsequently incurs losses that were not previously accrued.

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

Operation in a Highly Competitive Market for Investment Opportunities. The business of investing in assets meeting the Company’s investment objective is highly competitive. Competition for investment opportunities includes a growing number of non-traditional participants, such as hedge funds, private funds, including business development companies, and other private investors, as well as more traditional financial institutions and competitors. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. Furthermore, many of the Company’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on the Company as a BDC. Increased competition for, or a diminishment in the available supply of, investments suitable for the Company could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. The Company may incur significant expenses in connection with identifying investment opportunities and investigating potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third-party advisers.

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

U.S. Political Climate Uncertainty. As a result of the United States presidential election, which occurred on November 5, 2024, commencing January 2025, the Republican Party gained control of the executive and legislative branches of government. Changes in federal policy, including tax policies, and at regulatory agencies occurring over time through policy and personnel changes following elections, could lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain uncertain. Uncertainty surrounding future changes may adversely affect the Company’s operating environment and therefore the Company’s business, financial condition, results of operations and growth prospects.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets. From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and more recently the Israel-Hamas war, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of the Company’s future investments. While most of the Company’s investments are not expected to be publicly traded, applicable accounting standards require it to assume as part of the valuation process that its investments are sold in a principal market to market participants (even if the Company plans on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of the Company’s investment activity and the potential for liquidity events involving its investments. Thus, the illiquidity of the Company’s investments may make it difficult for the Company to sell such investments to access capital if required, and as a result, the Company could realize significantly less than the value at which the Company has recorded its investments if the Company were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Portfolio Companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the Portfolio Companies incur a substantially higher amount of indebtedness than the level at which they had previously operated. Leverage may have important consequences to these Portfolio Companies and the Company as an investor. For example, the substantial indebtedness of a Portfolio Company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.

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

Potential Impact of Cybersecurity Failures and Data Security Incidents. The occurrence of a disaster, such as a cyber-attack against the Company or against a third-party that has access to the Company’s data or networks, a natural catastrophe, an industrial accident, failure of the Company’s disaster recovery systems, or consequential employee or vendor error, could have an adverse effect on the Company’s ability to communicate or conduct business, negatively impacting the Company’s operations and financial condition. This adverse effect can become particularly acute if those events affect the Company’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of the Company’s data.

The Company depends heavily upon computer systems to perform necessary business functions. Despite the Company’s implementation of a variety of security measures, the Company’s computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through the Company’s computer systems and networks. Such an attack could cause, among other adverse effects, interruptions or malfunctions in the Company’s operations, misstated or unreliable financial data, misappropriation of assets, liability for stolen information, any of which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in precautions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that affect our data, resulting in increased costs and other consequences as described above.

The Company and the Investment Adviser have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that the Company’s financial results, operations or confidential information will not be negatively impacted by a cybersecurity or cyber intrusion incident. Substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes (including any regulations to report material cybersecurity incidents adopted by the SEC), and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, the Company may be required to expend significant additional resources to modify the Company’s protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Risks Related to the Company’s Investments

The Company may not realize gains from its Investments. The Company will primarily invest in a portfolio consisting of common and preferred equity investments, including convertible notes in U.S.-based portfolio companies. The Company’s goal in such investments will be primarily to realize gains upon its disposition of such equity interests. However, the Company’s equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from its equity investments, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it may experience. The Company also may be unable to realize any value if a Portfolio Company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow the Company to sell the underlying equity interests.

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

Software as a Service Industry Risk. The Company intends to invest in Portfolio Companies operating in the SaaS industry, and such companies are subject to additional risks that are unique to the SaaS industry. For example, such Portfolio Companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud storage or SaaS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud storage or SaaS industry, could create new legal or regulatory burdens on such companies that could have a material adverse effect on their respective operations. As a result, such companies may incur operating losses and negative cash flows because of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Such companies are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a company’s recurring revenue projections.

Investments in Specific Industries. The Company intends to focus its investments in SaaS companies operating within various technology sectors. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect the Company’s financial results and the value of its Shares. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and the market for securities in each of the Company’s target industries may also be subject to industry-specific risks.

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

Federal Income Tax Risks

An investment in Shares involves complex U.S. federal, state and local and non-U.S. income tax considerations that will differ for each investor depending on the investor’s particular circumstances. Certain U.S. federal income tax considerations applicable to an investment in the Shares are summarized under the section entitled “Certain U.S. Federal Income Tax Considerations” in Item 1. Each prospective Shareholder should carefully review the tax matters discussed therein and should consult with its tax adviser regarding the U.S. federal, state, local and non-U.S. income and other tax consequences applicable to an investment in the Shares.

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

Company Audits. In IRS audits of the Company, the tax treatment of Company-related items is determined at the Company level rather than at the Shareholder level. The Investment Adviser will designate itself or another person as the Company’s “partnership representative” with the authority to determine the Company’s response to an audit and to make all related decisions and elections. Under the generally applicable rules, the Company, rather than the Shareholders, generally will be required to pay any imputed underpayments, including interest and penalties, resulting from an adjustment to the Company’s items of income, gain, loss, deduction or credit, or an adjustment to the allocation of such items among the Shareholders. Such imputed underpayments will be based on the highest individual or corporate income tax rate in effect for the year being audited, unless the Company is able to establish that the underpayment is allocable to a tax-exempt partner or would have otherwise been taxed at a lower rate. In such cases, a Shareholder could bear tax liabilities attributable to adjustments to a year in which it was not a Shareholder or in which its interest in the Company were smaller. The Company will treat any imputed underpayments as a deemed distribution to the Shareholder to which such imputed underpayment is allocable and may require former Shareholders and their successors to indemnify the Company and its Shareholders against imputed underpayments allocable to them. As an alternative to paying the imputed underpayment, the Company may elect to cause each person who was a Shareholder in the Company taxable year under audit to take into account its share of any adjustment; however, in that case, the Shareholders would be subject to a higher rate of interest with respect to any underpayment than would have applied if the Company were subject to the underpayment. Any actions taken by the Company’s partnership representative would be binding on the Company and the Shareholders. The IRS will not be required to provide notice of any audit or proceeding to any other Shareholders. There can be no assurance that the Company’s or a Shareholder’s tax return will not be audited by the IRS or that no adjustments to such returns will be made as a result of such an audit. Potential investors are encouraged to consult with their tax advisers regarding the possible implications of the partnership audit rules on an investment in the Company.

Unrelated Business Taxable Income. An organization that is otherwise exempt from U.S. federal income tax, such as a qualified retirement plan or an individual retirement account, generally is nonetheless subject to taxation with respect to its unrelated business taxable income, or UBTI. Except as noted below with respect to certain categories of exempt income, UBTI generally includes income or gain derived (either directly or through a transparent entity (such as the Company or any transparent entities the Company may invest in)) from a trade or business, the conduct of which is substantially unrelated to the exercise or performance of the organization’s exempt purpose or function. UBTI generally does not include passive investment income, such as dividends, interest and capital gains, whether realized by the organization directly or indirectly through a partnership (such as the Company) in which it is a partner. However, if a tax-exempt entity’s acquisition of its Shares is debt financed or the partnership incurs “acquisition indebtedness,” all or a portion of the income or gain attributable to the “debt financed property” would also be included in UBTI, regardless of whether such income would otherwise be excluded as dividends, interest or capital gains.

The Company may generate UBTI directly, through its investments in transparent entities, or from the direct or indirect incurrence of acquisition indebtedness. Neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of UBTI. Tax-exempt Shareholders are urged to consult their own tax advisers concerning the application of these rules based on their particular circumstances and if sensitive to the incurrence of UBTI may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

Effectively Connected Income. Potential non-U.S. investors should be aware that an investment in the Company may give rise to ECI, subjecting non-U.S. investors to U.S. federal income tax liabilities and reporting obligations.

Regardless of whether the Company’s activities constitute a trade or business, gain derived by the Company from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as effectively connected with a U.S. trade or business. Neither the Company nor the Investment Adviser is under any obligation to avoid or limit the incurrence of ECI. Non-U.S. Shareholders are urged to consult their own tax advisers concerning the application of these rules based on their particular circumstances and may consider establishing a separate investment vehicle, such as a blocker, to invest in the Company (subject to the approval of the Investment Adviser in its sole discretion).

Possible Legislative or Other Developments. All statements contained in this Annual Report on Form 10-K concerning the U.S. federal income tax consequences of an investment in the Company are based upon existing law and the interpretations thereof. No assurance can be given that the currently anticipated income tax treatment of an investment in the Company will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the Company and the Shareholders. INVESTORS ARE URGED TO CONSULT WITH THEIR OWN TAX ADVISERS WITH RESPECT TO AN INVESTMENT IN THE COMPANY AND THE IMPACT OF ANY POSSIBLE CHANGES TO U.S. FEDERAL INCOME TAX LAWS ON SUCH INVESTMENT. State, local and non-U.S. tax laws are also subject to frequent change and can be subject to differing interpretations. No assurance can be given that new taxation rules will not be enacted or that existing rules will not be applied in a manner which could result in the Company’s profits being subject to income tax, or increased income tax, which could have a material adverse effect on the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. The Company has designed processes and controls to assess, identify and manage material risks from cybersecurity threats that have been identified as a part of the Company’s overall risk assessment process. To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently and we do not expect there to be a public market for our shares.

Share Issuances

The following table sets forth share issuances life-to-date through March 20, 2025.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500

Holders

As of March 20, 2025, there were 990 holders of record of our Shares.

Distributions

The Company did not make any distributions to its shareholders for the year ended December 31, 2024 or the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023. The Company expects to make such distributions only following the liquidation of one or more of its investments. Distributions will only be available to the extent there is cash flow from any such liquidations.

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

The Company did not make any share repurchases for the year ended December 31, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Registered Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 6. [Reserved]

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

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

The Company intends to achieve its investment objectives by investing at least 70% of the Company’s total assets (including the amount of borrowings for investment purposes) in portfolio companies that qualify as eligible portfolio companies under the 1940 Act, with its core focus on investments in sectors including, but not limited to, healthcare IT, fintech, insurtech, enterprise SaaS, software development and infrastructure tools, and media and marketplace technology. The Company may also invest in other strategies and opportunities from time to time that it views as attractive.

The Company anticipates conducting one or more private placements of its Shares to investors in reliance on an exemption from the registration requirements of the Securities Act. The Company expects to enter into separate Subscription Agreements with a number of investors in each Private Offering. Subscriptions will be effective only upon the Company’s acceptance, and the Company reserves the right to reject any subscription in whole or in part. All purchases will be made at a per-Share price as determined by the Board (including any committee thereof). The per-Share price shall be at least equal to the NAV per Share. The Board (including any committee thereof) may set the per-Share price above the NAV per Share based on a variety of factors, including, without limitation, to ensure that investors acquiring Shares in the Company after other investors have already done so are apportioned their pro rata portion of the Company’s organizational and offering expenses.

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

Key Components of Our Results of Operations

Investments

We invest primarily in common and preferred equity investments, including convertible notes, in U.S.-based private companies in sectors including, but not limited to, healthcare IT, fintech, insurtech, enterprise SaaS, software development and infrastructure tools, and media and marketplace technology.

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

Expenses

Operating Expenses

The Investment Adviser shall bear its own costs incurred in providing investment advisory services to the Company, including all personnel expenses. The Company will be responsible for all costs and expenses relating to the Company’s activities, investments and ongoing business, including:

●	all costs and expenses attributable to acquiring or originating, holding, and disposing of investments;

●	the actual costs incurred by the Investment Adviser or third party engaged by the Investment Adviser in connection with management and servicing of the Company’s investments, as applicable, provided that the Company’s responsibility for such costs shall be limited to an amount that is usual and customary for the provision of such services in the geographic area of the investment, as applicable;

●	legal, accounting, auditing, banking, consulting, and other fees and expenses, including reimbursement to the Investment Adviser for the cost of specific services provided by the Investment Adviser or its affiliates, which would otherwise be provided by third party experts such as tax and legal services;

●	all reasonable out-of-pocket fees and expenses incurred by the Company, the Investment Adviser, or their respective affiliates, partners, agents, officers, and employees relating to the investigation of investment, syndication, and investment repayment opportunities for the Company, whether or not consummated, and the fees and expenses of due diligence associated therewith;

●	the fees payable to the Investment Adviser, or any of their respective affiliates for services provided, including the Management Fee and Incentive Fee;

●	any taxes, fees, and other governmental charges levied against the Company; and

●	all other expenses incurred by the Investment Adviser or any of its affiliates in connection with administering the Company’s business, including expenses incurred by the Investment Adviser, or any of its affiliates in performing administrative services for the Company, and the cost of any third-party service providers, including any sub-administrator, transfer agent, or custodian engaged to assist the Investment Adviser or any of its affiliates with the provision of administrative services for the Company or on the Company’s behalf.

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

As of December 31, 2024 and December 31, 2023, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of December 31, 2024, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the year ended December 31, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Portfolio and Investment Activity

For the year ended December 31, 2024, the Company acquired $24.6 million aggregate principal amount of investments as further described below.

On February 27, 2024, the Company made a follow-on investment of $1.1 million into Peregrine Health, Inc.’s (“Peregrine Health”) preferred Series A-2 equity financing round. As part of this transaction, the Company’s prior investment was converted from Series A-1 to Series A-2. On December 12, 2024, the Company made an additional follow-on investment of $3.5 million into Peregrine Health’s preferred A-4 and A-4B equity financing round. As part of this transaction, the Company’s prior investment was converted from Series A-2 to Series A-2B and the Company issued warrants for Class A Common Stock. Additionally, Peregrine Health spun off its treatment center facilities into a separate legal entity, Integrative Life Network, LLC (“ILN”). This split allows Peregrine Health to focus on the telehealth side of the business given the large opportunity it represents and its more consistent and reliable growth trajectory. ILN will look to wind down its operations through an orderly sale of its assets. The Company has allocated the cost basis of the initial investment between the two entities based on the estimated fair value at the date of the legal separation. As of December 31, 2024, the Company continues to hold investments of $8.6 million in preferred stock and warrants in Peregrine Health and $0.8 million in common stock in ILN. Peregrine Health operates a telehealth network that aims to provide mental health services to rural and other underserved areas across the United States. ILN operates brick and mortar treatment centers for trauma, mental health, substance use, and intimacy disorders.

On March 21, 2024, the Company made an investment of $5.0 million into CareSave Technologies, Inc.’s (d/b/a ShiftMed) (“ShiftMed”) preferred Series E-2 equity financing round as part of a co-investment transaction with an affiliated fund. On April 18, 2024, the Company funded an additional investment of $7.0 million into ShiftMed’s preferred Series E-2 equity financing round as part of the same co-investment transaction which occurred on March 21, 2024. As of December 31, 2024, the Company continues to hold investments of $12.0 million in preferred stock in ShiftMed. ShiftMed is a technology-enabled marketplace within the healthcare industry designed to connect skilled workers (caregivers and nurses) with available shifts at acute and post-acute care facilities. A recent product launch, ShiftMed Flex, positions the company as a broader workforce solution platform, handling both internal and external employees for their customers. The platform makes it easier for facilities to staff shifts, which drives compliance and quality of care.

On August 22, 2024 and October 15, 2024, the Company invested an additional $2.5 million and $1.0 million, respectively, into senior secured convertible notes of Mediafly, Inc. (“Mediafly”), bringing the total investment amount to $48.5 million as of December 31, 2024. Mediafly is a comprehensive revenue enablement platform for large enterprises. The convertible notes have an interest rate of 10% and mature on March 1, 2025. The Company recorded accrued interest of $4.7 million on these notes for the year ended December 31, 2024.

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

On November 12, 2024, the Company made an initial investment of $1.0 million into a senior secured convertible note of Pointivo, Inc. (“Pointivo”). The convertible note has an interest rate of 10% and matures on December 31, 2025. Pointivo is an early-stage company enabling superior large asset maintenance and construction by creating detailed digital twins that enable data driven maintenance.

For the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company acquired $49.8 million aggregate principal amount of investments.

The Company invested $34.0 million and $11.0 million into senior secured convertible notes of MediaFly, Inc. on August 29, 2023 and October 19, 2023, respectively. The convertible notes have an interest rate of 10% and mature on March 1, 2025.

On September 1, 2023, the Company invested $750 thousand into a senior secured convertible note of Peregrine Health, Inc. The convertible note had an interest rate of 7% and a maturity date of October 31, 2023. On October 19, 2023, as part of the Series A-1 equity financing round, the Company made a $4 million investment into preferred Series A-1 and also converted its note (cost basis plus accrued interest) into preferred Series A-1, amounting to $757 thousand.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Investments:
Total investments, beginning of period	$49,756,904	$-
New investments purchased	24,624,481	49,756,904
Investments sold	-	-
Total Investments, End of Period	$74,381,385	$49,756,904

Number of portfolio companies	6	2
Weighted average yield on convertible notes, at cost	10.0%	10.0%
Weighted average yield on convertible notes, at fair value	9.3%	10.0%

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

Our investments consisted of the following:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$49,500,000	$54,401,998	63.4%	$45,000,000	$47,827,750	91.6%
Preferred stock investments	23,582,657	30,158,406	35.1%	4,756,904	4,368,028	8.4%
Common stock investments	796,904	796,904	0.9%	-	-	-
Warrants	501,824	501,824	0.6%	-	-	-
Total	$74,381,385	$85,859,132	100.0%	$49,756,904	$52,195,778	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Enterprise SaaS	62.2%	91.6%
Technology-Enabled Marketplace	21.6%	-
Healthcare	15.0%	8.4%
Software Tools	1.2%	-
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$74,381,385	$85,859,132	100.0%	$49,756,904	$52,195,778	100.0%
Total	$74,381,385	$85,859,132	100.0%	$49,756,904	$52,195,778	100.0%

The Investment Adviser monitors our Portfolio Companies on an ongoing basis, including financial trends of each Portfolio Company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each Portfolio Company. The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success of the Portfolio Company in adhering to its business plan, underwriting expectations, and financial projections;

●	periodic and regular contact with Portfolio Company management to discuss financial position, requirements and accomplishments;

●	participation at Board meetings through a designated seat or as an observer;

●	comparisons to other companies in the Portfolio Company’s industry; and review of monthly or quarterly financial statements and financial metrics for Portfolio Companies.

Results of Operations

The following table represents the operating results for the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023:

	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Total investment income	$5,087,714	$1,497,582
Total expenses	4,814,354	1,428,116
Net investment income (loss)	273,360	69,466
Net unrealized gain (loss)	9,038,873	2,438,874
Net realized gain (loss)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,312,233	$2,508,340

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the year ended December 31, 2024 and for the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023 was as follows:

	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Interest income	$5,087,714	$1,497,582
Total Investment Income	$5,087,714	$1,497,582

For the year ended December 31, 2024, total investment income was $5,087,714, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, total investment income was $1,497,582. This was primarily driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Management fees	$1,326,418	$258,166
Incentive fees	2,293,181	487,775
Professional fees	661,856	422,014
Board of Trustees’ fees	262,171	128,531
Administration fees	158,622	96,722
Other general and administrative expenses	112,106	34,908
Total expenses	$4,814,354	$1,428,116

Management Fees

For the year ended December 31, 2024, Management Fees were $1,326,418. For the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company recorded Management Fees of $258,166. Management Fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees

For the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, Incentive Fees were $2,293,181, and $487,775, respectively. The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative aggregate realized capital gains, plus interest received on portfolio assets (post July 1, 2024), from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative aggregate realized capital losses and unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company accrues quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee will only be paid on assets that have been partially or fully sold. The Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year. The Company has not paid any Incentive Fees life-to-date.

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

Income Taxes

The Company has elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Net change in unrealized gain (loss) on investments	$9,038,873	$2,438,874
Net Change in Unrealized Gain (Loss) on Investments	$9,038,873	$2,438,874

The net change in unrealized gains for the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023 was due to the appreciation of value in the Company’s portfolio investments.

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

The following table sets forth Share issuances life-to-date through the period ended December 31, 2024.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100

No distributions or repurchases occurred during the year ended December 31, 2024 nor for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations nor any preferred shares as of December 31, 2024 or December 31, 2023. As such, the Company is in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of December 31, 2024 and December 31, 2023, the Company had no investments that were committed but not yet funded. From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024 and December 31, 2023, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

●	the Investment Advisory Agreement

●	the Expense Support and Conditional Reimbursement Agreement

Further, the Company co-invests from time to time and intends to continue making co-investments with certain affiliates of the Investment Adviser. See Note 3 – Related Party Transactions.

Recent Developments

Subscriptions

As of January 2, 2025, the Company sold 316,108 Shares at a NAV price of $29.83 per Share (with the final number of Shares being determined on January 15, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $9,429,500.

	NAV	Shares	Amount
January 2, 2025	$29.83	316,108	$9,429,500

Investment activity

On February 11, 2025 and March 11, 2025, the Company invested $1.4 million and $2.8 million, respectively, into senior secured convertible notes of Kythera Labs, Inc. as part of a co-investment with an affiliated fund. The convertible notes have an interest rate of 12% and mature on January 30, 2026.

On March 3, 2025, the Company invested $0.5 million into a senior secured convertible note of Pointivo, Inc. The follow-on investment has the same terms as the other outstanding senior secured convertible note.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of December 31, 2024 or December 31, 2023. Significant changes in interest rates could impact the ability of our Portfolio Companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	70
Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	71
Statements of Operations for the year ended December 31, 2024 and the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023	72
Statements of Changes in Net Assets for the year ended December 31, 2024 and the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023	73
Statements of Cash Flows for the year ended December 31, 2024 and the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023	74
Schedules of Investments as of December 31, 2024 and December 31, 2023	75
Notes to Financial Statements	77

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of BIP Ventures Evergreen BDC

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of BIP Ventures Evergreen BDC (the Company), including the schedule of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows, for the year ended December 31, 2024 and the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2024 and the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian and the underlying investees.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia

March 20, 2025

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Investments
Non-controlled / non-affiliated investments (cost of $61,499,481 and $45,000,000 at December 31, 2024 and December 31, 2023, respectively)	$72,977,228	$47,827,750
Non-controlled / affiliated investments (cost of $12,881,904 and $4,756,904 at December 31, 2024 and December 31, 2023, respectively)	12,881,904	4,368,028
Total investments, at fair value (cost of $74,381,385 and $49,756,904 at December 31, 2024 and December 31, 2023, respectively)	85,859,132	52,195,778
Cash and cash equivalents	5,783,352	1,045,096
Interest receivable	6,144,693	1,424,929
Total assets	$97,787,177	$54,665,803
Liabilities
Management fees payable	$392,167	$195,720
Incentive fees payable	2,780,956	487,775
Accrued audit and tax fees	214,350	143,250
Accrued expenses and other liabilities	81,212	101,695
Total liabilities	$3,468,685	$928,440
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (3,161,369 and 2,034,205 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	31,614	20,342
Paid-in-capital in excess of par value	82,466,305	51,208,681
Total distributable earnings (loss)	11,820,573	2,508,340
Total net assets	94,318,492	53,737,363
Total liabilities and net assets	$97,787,177	$54,665,803
Net asset value per share	$29.83	$26.42

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations

	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$4,702,032	$1,413,408
Other interest income	385,682	84,174
Total investment income	5,087,714	1,497,582
Expenses:
Management fees	1,326,418	258,166
Incentive fees	2,293,181	487,775
Professional fees	661,856	422,014
Board of Trustees’ fees	262,171	128,531
Administration fees	158,622	96,722
Other general and administrative expenses	112,106	34,908
Total expenses	4,814,354	1,428,116
Net investment income (loss)	273,360	69,466
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	8,649,997	2,827,750
Net change in unrealized gain (loss) on non-controlled / affiliated investments	388,876	(388,876)
Net realized and unrealized gain (loss) on investments	9,038,873	2,438,874
Net increase (decrease) in net assets resulting from operations	$9,312,233	$2,508,340

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

	Common Shares		Paid in capital in excess	Total distributable earnings	Total net
	Shares	Par amount	of par value	(loss)	assets
Balance at July 13, 2023 (“Commencement of Operations”)	400	$4	$9,996	$-	$10,000
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	69,466	69,466
Net change in unrealized gain (loss) on investments	-	-	-	2,438,874	2,438,874
Issuance of common shares	2,033,805	20,338	51,198,685	-	51,219,023
Total increase for the period ended December 31, 2023	2,033,805	20,338	51,198,685	2,508,340	53,727,363
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	273,360	273,360
Net change in unrealized gain (loss) on investments	-	-	-	9,038,873	9,038,873
Issuance of common shares	1,127,164	11,272	31,257,624	-	31,268,896
Total increase for the year ended December 31, 2024	1,127,164	11,272	31,257,624	9,312,233	40,581,129
Balance at December 31, 2024	3,161,369	$31,614	$82,466,305	$11,820,573	$94,318,492

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,312,233	$2,508,340
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(8,649,997)	(2,827,750)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(388,876)	388,876
Convertible note interest capitalized	-	(6,904)
Payments for purchases of investments	(24,624,481)	(49,750,000)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,719,764)	(1,424,929)
Increase (decrease) in management fees payable	196,447	195,720
Increase (decrease) in incentive fees payable	2,293,181	487,775
Increase (decrease) in accrued audit and tax fees	71,100	143,250
Increase (decrease) in accrued expenses and other liabilities	(20,483)	101,695
Net cash provided by (used in) operating activities	(26,530,640)	(50,183,927)

Cash flows from financing activities:
Proceeds from issuance of common shares	31,268,896	51,219,023
Net cash provided by (used in) financing activities	31,268,896	51,219,023

Net change in cash and cash equivalents	4,738,256	1,035,096
Cash and cash equivalents, beginning of period	1,045,096	10,000
Cash and cash equivalents, end of period	$5,783,352	$1,045,096

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2024

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10%	3/1/2025	$48,500,000	$48,500,000	$53,401,998

Software Tools
Pointivo, Inc.	Senior Secured Convertible Note	11/12/2024	10%	12/31/2025	$1,000,000	1,000,000	1,000,000

Total non-controlled / non-affiliated senior secured convertible notes						49,500,000	54,401,998	57.68%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	18,575,230
Total non-controlled / non-affiliated equity investments						11,999,481	18,575,230	19.69%
Total non-controlled / non-affiliated investments						61,499,481	72,977,228	77.37%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	25,101,825	522,718	522,718
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	13,166,871	274,186	274,186
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,500,000
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	5,085,000
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	2,876,666
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	121,510
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	501,824
Total non-controlled / affiliated equity investments						12,881,904	12,881,904	13.66%

Total Investments (f)						$74,381,385	$85,859,132	91.03%

Investments (a)	Interest Rate	Par Amount/ Units (b)	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	4.37%	5,783,352	$5,783,352	$5,783,352
Total Cash Equivalents			5,783,352	5,783,352	6.13%
Total Investments and Cash Equivalents			$80,164,737	$91,642,484	97.16%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments and cash equivalents.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.
e.	d/b/a is defined as “doing business as”.
f.	Securities exempt from registration under the Securities Act (as defined in Note 1 below), and are deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $85.9 million or 91.0% of the Company’s net assets.
g.	The initial acquisition dates have been included for the “restricted securities”.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2023

Investments (a)	Type	Acquisition Date (f)	Interest Rate	Maturity Date	Par Amount/ Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10%	3/1/2025	$45,000,000	$45,000,000	$47,827,750
Total non-controlled / non-affiliated senior secured convertible notes						45,000,000	47,827,750	89.00%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Peregrine Health, Inc.	Series A-1 Preferred Stock	10/19/2023	N/A	N/A	5,758,963	4,756,904	4,368,028
Total non-controlled / affiliated equity investments						4,756,904	4,368,028	8.13%

Total Investments (e)						$49,756,904	$52,195,778	97.13%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.
e.	Securities exempt from registration under the Securities Act (as defined in Note 1 below), and are deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $52.2 million or 97.1% of the Company’s net assets.

f.	The initial acquisition dates have been included for the “restricted securities”.

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

The Company is conducting a continuous and perpetual private offering (the “Private Offering”) of its shares of common beneficial interests, par value of $0.01 per share (the “Shares”), in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

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

Basis of Presentation

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies, and pursuant to Regulation S-X.

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

The Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. The Company has concluded that it falls outside the scope of the Pillar Two rules as it does not have any foreign operations but will continue to monitor potential future applicability and changes to these rules.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, the Investment Adviser applies the valuation policy approved by the Board that is consistent with ASC 820.

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

Segment Reporting

In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate capital appreciation through investing primarily in a portfolio consisting of common and preferred equity investments, including convertible notes in U.S.-based portfolio companies. The Company’s chief operating decision maker (the “CODM”) is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations. The evaluation and assessment of this metric is used in implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying statements of assets and liabilities and the significant segment expenses are listed on the accompanying statements of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended the guidance in ASC 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have a material impact on its financial statements.

Note 3. Related Party Transactions

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory services to the Company. As part of its advisory and management services, the Investment Adviser will also provide administrative and compliance services to the Company. The Company co-invests from time to time, and intends to continue making co-investments with certain affiliates of the Investment Adviser, where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company expects to pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of the Management Fee and Incentive Fee will ultimately be borne by the shareholders.

Management Fee:

The Company will pay the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has the discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate. For the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company did not reduce the Management Fee or grant a temporary waiver of the fee.

For the year ended December 31, 2024, the Company recorded a Management Fee expense of $1,326,418. For the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company recorded a Management Fee expense of $258,166. The Company has recorded a Management Fee payable of $392,167 and $195,720 as of December 31, 2024 and December 31, 2023, respectively.

Incentive Fee:

For the year ended December 31, 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company will pay the Investment Adviser an Incentive Fee.

The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative aggregate realized capital gains, plus interest received on portfolio assets (subsequent to July 1, 2024), from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company will accrue quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee will only be paid on assets that have been partially or fully sold.

In determining the Incentive Fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. The net sales price shall include all cash received related to the portfolio asset, including amounts recorded as interest income on convertible notes or debt investments, throughout the asset’s life. The original cost shall include all cash that was deployed into the portfolio asset, which would not include converted interest on convertible notes or paid-in-kind interest (“PIK”) on debt investments. Cumulative aggregate realized capital gains and cumulative aggregate realized capital losses will only include cash flows associated with assets that have been sold. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

As of July 1, 2024, the Advisory Agreement was amended to clarify that interest received on portfolio assets is included in the net sales price when the asset is sold as described above. This amendment is being applied as of July 1, 2024 on a prospective basis. All other terms of the Advisory Agreement, including the mechanics of the calculation, did not change as a result of this clarification.

As of January 1, 2025, the Advisory Agreement was amended to re-characterize the Incentive Fee to an incentive allocation (the “Incentive Allocation”) for tax reporting purposes. The method in which the Incentive Allocation will be calculated on a prospective basis, and the amount of Incentive Allocation ultimately apportioned and distributed, is intended to track the current calculation and payment of the Incentive Fee as closely as possible. As a result of this amendment, the amount that is recorded as an Accrued Incentive Fee as of December 31, 2024, will be “frozen” (i.e. “crystallized”). When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes. All future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

The Company has recorded an Incentive Fee of $2,293,181 and $487,775 for the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, respectively. The Company has recorded an Incentive Fee payable of $2,780,956 and $487,775 as of December 31, 2024 and December 31, 2023, respectively.

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

As of December 31, 2024 and December 31, 2023, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of December 31, 2024 or December 31, 2023, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred by the Company during the year ended December 31, 2024, nor the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

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

Note 4. Investments

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Controlled Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Controlled / Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliated Investments” that are not otherwise “Controlled Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Non-Controlled / Non-Affiliated Investments” are defined as investments in which the Company owns less than 5.0% of the voting securities of such portfolio company.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$49,500,000	$54,401,998	63.4%	$45,000,000	$47,827,750	91.6%
Preferred stock investments	23,582,657	30,158,406	35.1%	4,756,904	4,368,028	8.4%
Common stock investments	796,904	796,904	0.9%	-	-	-
Warrants	501,824	501,824	0.6%	-	-	-
Total	$74,381,385	$85,859,132	100.0%	$49,756,904	$52,195,778	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Enterprise SaaS	62.2%	91.6%
Technology-Enabled Marketplace	21.6%	-
Healthcare	15.0%	8.4%
Software Tools	1.2%	-
Total	100.0%	100.0%

As of and for the year ended December 31, 2024, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for year ended December 31, 2024	Percentage of Total Assets as of December 31, 2024
Mediafly, Inc.	92.2%	54.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	-	19.0%

As of December 31, 2023 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023	Percentage of Total Assets as of December 31, 2023
Mediafly, Inc.	93.9%	87.5%

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

Transactions related to investments in non-controlled / affiliated companies for the year ended December 31, 2024 were as follows:

Portfolio Company	Type of Asset	Fair value as of December 31, 2023	Gross Additions	Gross Reductions	Non-cash exchange[1]	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$4,368,028	$4,123,176	-	$(796,904)	$388,876	$8,083,176	$-
Peregrine Health, Inc.	Warrants	-	501,824	-	-	-	501,824	-
Integrative Life Network, LLC	Common stock investments	-	-	-	796,904	-	796,904	-
Korio, Inc.	Preferred stock investments	-	3,500,000	-	-	-	3,500,000	-
Total Investments		$4,368,028	$8,125,000	-	-	$388,876	$12,881,904	$-

[1]	On December 12, 2024, Peregrine Health spun off its treatment center facilities into a separate legal entity, Integrative Life Network, LLC. The Company has allocated the cost basis of the initial investment between the two entities based on the fair value as of the date of the legal separation. Note that this transaction did not result in any realized gain or loss.

Transactions related to investments in non-controlled / affiliated companies for the period from July 13, 2023 (“Commencement of Operations” through December 31, 2023 were as follows:

Portfolio Company	Type of Asset	Fair value as of July 13, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2023	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$-	$4,756,904	$-	$(388,876)	$4,368,028	$-
Total Investments		$-	$4,756,904	$-	$(388,876)	$4,368,028	$-

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following tables present the fair value hierarchy of the Company’s investments as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$54,401,998	$54,401,998
Preferred stock investments	-	-	30,158,406	30,158,406
Common stock investments	-	-	796,904	796,904
Warrants	-	-	501,824	501,824
Total investments before cash equivalents	$-	$-	$85,859,132	$85,859,132
Money market treasury fund	5,783,352	-	-	5,783,352
Total investments after cash equivalents	$5,783,352	$-	$85,859,132	$91,642,484

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$47,827,750	$47,827,750
Preferred stock investments	-	-	4,368,028	4,368,028
Total investments before cash equivalents	$-	$-	$52,195,778	$52,195,778
Money market treasury fund	1,045,096	-	-	1,045,096
Total investments after cash equivalents	$1,045,096	$-	$52,195,778	$53,240,874

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023:

	For the year ended December 31, 2024
	Senior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$47,827,750	$4,368,028	$-	$-	$52,195,778
Purchases of investments	4,500,000	19,622,657	-	501,824	24,624,481
Non-cash exchange[1]	-	(796,904)	796,904	-	-
Net change in unrealized gain (loss)	2,074,248	6,964,625	-	-	9,038,873
Fair value, end of period	$54,401,998	$30,158,406	$796,904	$501,824	$85,859,132
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of December 31, 2024	$2,074,248	$6,964,625	$-	$-	$9,038,873

[1]	On December 12, 2024, Peregrine Health spun off its treatment center facilities into a separate legal entity, Integrative Life Network, LLC. The Company has allocated the cost basis of the initial investment between the two entities based on the fair value as of the date of the legal separation. Note that this transaction did not result in any realized gain or loss.

	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$-	$-	$-
Purchases of investments	45,000,000	4,756,904	49,756,904
Net change in unrealized gain (loss)	2,827,750	(388,876)	2,438,874
Fair value, end of period	$47,827,750	$4,368,028	$52,195,778
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of December 31, 2023	$2,827,750	$(388,876)	$2,438,874

The following provides information on Level 3 investments held by the Company that were valued at December 31, 2024 and December 31, 2023, based on unobservable inputs.

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$53,401,998	Discounted expected return	Discount rate	43.1% - 43.1% (43.1%)	Decrease
			Term	0.9-2.4 Years (1.5 Years)	Decrease
Preferred stock investments	18,575,230	Discounted expected return	Discount rate	11.7% - 11.7% (11.7%)	Decrease
			Term	1.0-3.3 Years (2.2 Years)	Decrease
Preferred stock investments	11,583,176	Recent transaction	Transaction price	N/A	N/A
Common stock investments	796,904	Recent transaction	Transaction price	N/A	N/A
Senior secured convertible note	1,000,000	Recent transaction	Transaction price	N/A	N/A
Warrants	501,824	Recent transaction	Transaction price	N/A	N/A
Total	$85,859,132

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$47,827,750	Discounted cash flow	Discount rate	45.6% - 45.6% (45.6%)	Decrease
Preferred stock investments	4,368,028	Market comparables	Revenue Multiples	1.0x - 3.0x (2.5x)	Increase
Total	$52,195,778

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of December 31, 2024 or December 31, 2023.

Additionally, from time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of December 31, 2024 and December 31, 2023, the Company had no investments that were committed but not yet funded.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As of December 31, 2024 and December 31, 2023, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value.

The following table summarizes transactions in Shares for the year ended December 31, 2024:

	For the year ended December 31, 2024
	Shares	Amount
Shares
Subscriptions	1,127,164	$31,268,896
Net increase (decrease)	1,127,164	$31,268,896

The following table summarizes transactions in Shares for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023:

	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
	Shares	Amount
Shares
Subscriptions	2,033,805	$51,219,023
Net increase (decrease)	2,033,805	$51,219,023

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

The following table summarizes each NAV per Share as of the dates listed below:

NAV Per
As of	Share
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60
September 30, 2024	$29.54
December 31, 2024	$29.83

Distributions

The Company did not make any distributions to its shareholders for the year ended December 31, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

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

The Company did not make any share repurchases for the year ended December 31, 2024 or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Note 9. Financial Highlights

The financial highlights for the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023 are as follows:

	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Per Share Activity
Net asset value, beginning of period	$26.42	$25.00
Net investment income (loss)[1]	0.11	0.01
Net realized and unrealized gain (loss)[1]	3.30	1.41
Net increase (decrease) in net assets resulting from operations	3.41	1.42
Net asset value, end of period	$29.83	$26.42
Total return[2]	12.89%	5.66%
Number of Shares outstanding at end of period	3,161,369	2,034,205
Ratios to Average Net Assets:
Net assets, end of period	$94,318,492	$53,737,363
Ratio of net investment income (loss) to average net assets[3]	0.35%	4.24%
Ratio of total expenses to average net assets[3]	6.08%	4.91%
Ratio of total expenses, excluding incentive fees[3]	3.18%	3.87%
Portfolio turnover[4]	0.00%	0.00%

[1]	Calculated based on weighted average shares outstanding during the period.
[2]	Total return is not annualized and represents the total return for the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per Share divided by the beginning NAV per Share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
[3]	The ratio reflects an annualized amount for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, except in the case of non-recurring expenses (i.e., incentive fees).
[4]	No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Annual Report on Form 10-K. The following subsequent events were identified for disclosure:

Share Issuance

As of January 2, 2025, the Company sold 316,108 Shares at a NAV price of $29.83 per Share (with the final number of Shares being determined on January 15, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $9,429,500.

Investments

On February 11, 2025 and March 11, 2025, the Company invested $1.4 million and $2.8 million, respectively, into senior secured convertible notes of Kythera Labs, Inc. as part of a co-investment with an affiliated fund. The convertible notes have an interest rate of 12% and mature on January 30, 2026.

On March 3, 2025, the Company invested $0.5 million into a senior secured convertible note of Pointivo, Inc. The follow-on investment has the same terms as the other outstanding senior secured convertible note.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Trustees

The following information regarding the Board is as of March 20, 2025:

Name	Age	Position	Trustee Since	Principal Occupation During Past 5 Years
Interested Trustees
Mark Buffington	54	Chairman of the Board and Chief Executive Officer	2023	Managing Partner and Chief Executive Officer of BIP Capital, LLC
Mark Flickinger	46	Trustee and Chief Operating Officer	2023	Chief Operating Officer of BIP Capital, LLC

Independent Trustees
Mark Bell	49	Trustee	2023	Partner and Head of Business Advisory and Private Capital at Balentine
Hines Brannan	77	Trustee	2023	Retired; Managing Partner of various offices/industry verticals at Accenture (1989-2002)
Russell Robins	73	Trustee	2023	Professor Emeritus at the Freeman School of Business, Tulane University
Ann St Germain	65	Trustee	2023	Retired; Managing Partner and the Chief Financial Officer of Grove Street Advisors, LLC (1999-2015)
Mark Teixeira	44	Trustee	2023	Founder at Tex & Company

The address for each of our Trustees is c/o BIP Capital, LLC, 3575 Piedmont Road NE, Building 15, Suite 730, Atlanta, Georgia 30305.

Executive Officers Who Are Not Trustees

The following information regarding the Company’s executive officers who are not Trustees is as of March 20, 2025:

Name	Age	Position
Todd Knudsen	52	Chief Financial Officer and Chief Compliance Officer

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

Interested Trustees

Mark Buffington is Founder and CEO of BIP Capital, LLC, an SEC-registered investment adviser, which was formed to identify and capture extraordinary investment opportunities for investors while promoting the innovation economy. In addition, Mr. Buffington has served as CEO of the Company since August 2022. Prior to founding BIP Capital, LLC, Mr. Buffington co-founded and served as CEO for BIP Wealth, LLC and was involved in all phases of that firm’s development from its founding.

Mr. Buffington has led investment rounds in more than 80 companies in numerous industries (Healthcare, Digital Media, Ed Tech, Enterprise SaaS, FinTech and Advanced Computing).

Mr. Buffington serves on the board of Trustees of several companies, including the NFHS Network, Trella Health, PlayOn! Sports, Rhyme and Oncolens. He also serves on the nonprofit board of Buckhead Coalition, Inc. and has served on several other nonprofit boards, including the Georgia Tech College of Computing. Mr. Buffington graduated from the Georgia Institute of Technology and received an MBA from the A.B. Freeman School of Business at Tulane University.

Mark Flickinger serves as Chief Operating Officer of BIP Capital, LLC. In this role, Mr. Flickinger oversees the operations of the firm with a focus on fundraising and investor success. Before joining BIP Capital in 2015, he held leadership roles for the startup consulting firm, 4th Strand, before and after it was acquired by Intertek in 2012, and at Medarex, a biotech startup developing therapeutics for cancer and autoimmune diseases. His previous leadership roles have covered project management, product development, HR/recruiting, operations, and sales.

Mr. Flickinger serves on the board for Venture Atlanta and AchieveIt. Mr. Flickinger has an MBA in General Management and Entrepreneurship from The University of North Carolina Kenan-Flagler Business School and a B.S.E. in Mechanical Engineering from Princeton University.

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

Ms. St Germain has a B.S. in Accounting from Syracuse University and was a Certified Public Accountant in Massachusetts.

Russell Robins is the Professor Emeritus at the Freeman School of Business, Tulane University. He received his PhD from the University of California San Diego. Dr. Robins’ research focuses on financial economics, applied econometrics, and forecasting. His research has been published in several top journals, including Econometrica, Management Science, and the Review of Economics and Statistics. His thirty published papers have been cited over 4,000 times. He worked on statistical and empirical papers with two Nobel Prize winners, Rob Engle and Clive Granger. After his PhD and before joining Tulane, he worked on data issues, statistical models, and quantitative trading programs at Data Resources Inc, Lehman Brothers, and Transworld Oil.

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

Under the Bylaws, the Board may designate a Chairperson, by majority vote of the Trustees, to preside over the meetings of the Board and meetings of the Shareholders and to perform such other duties as may be assigned to him/her by the Board. The Company does not have a fixed policy as to whether the Chairperson of the Board should be an Independent Trustee. This allows the Company to maintain the flexibility to select the Chairperson and reorganize the leadership structure, from time to time, based on criteria that are in the Company’s and Shareholders best interests at such times.

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

The Company believes that the Board’s role in risk oversight is effective, and appropriate given the extensive regulation to which the Company is already subject as a BDC. As a BDC, the Company is required to comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, the Company’s ability to incur indebtedness is limited such that its asset coverage generally must equal at least 200% immediately after each time the Company incurs indebtedness. In addition, the Company generally must invest at least 70% of its total assets in “qualifying assets” and the Company is generally limited in its ability to invest in any portfolio company in which the Investment Adviser or any of its controlled affiliates currently has an investment, or to make any co-investments with the Investment Adviser or any of its affiliates, including funds managed by the Investment Adviser or its affiliates, subject to certain exceptions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 20, 2025, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

●	each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;

●	each of our Trustees and each executive officer; and

●	all of our Trustees and executive officers as a group.

The percentage of beneficial ownership is based on 3,477,477 shares outstanding as of March 20, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Type of	Common Shares Beneficially Owned
Name and Address(1)	ownership	Number	Percentage
BIP Capital, LLC(2)	Direct	400	*
Mark Buffington(2)	Indirect	45,433	1.31%
Mark Flickinger	Indirect	5,020	*
Mark Bell	Direct	946	*
Hines Brannan	Direct	2,000	*
Russell Robins	N/A	-	-
Ann St Germain	Indirect	1,955	*
Mark Teixeira	Indirect	9,463	*
Todd Knudsen	Direct and Indirect	802	*
All Trustees and officers as a group (8 persons)(1)		66,019

*	Less than 1%

(1)	The address for each of the Company’s officers and Trustees is c/o BIP Capital, LLC, 3575 Piedmont Road NE, Building 15, Suite 730, Atlanta, Georgia 30305.
(2)	In conjunction with the Company’s formation, the Investment Adviser purchased $10,000 in Shares of the Company. The Shares were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Mr. Buffington is a control person of the Investment Adviser and, accordingly, controls the Investment Adviser’s Shares of the Company.

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

Investment Advisory Agreement

In the course of the Company’s investing activities, it will pay management and incentive fees to the Investment Adviser. The Company has entered into an Investment Advisory Agreement with the Investment Adviser. The Management Fee is based on the Company’s average net assets and the Incentive Fee is computed and paid on realized capital gains. Because these fees are based on the Company’s average net assets, the Investment Adviser benefits when the Company’s net asset value increases, which could create an incentive to overvalue the assets. Additionally, the Incentive Fee payable by the Company to the Investment Adviser may create an incentive for the Investment Adviser to cause the Company to realize capital gains that may not be in the best interests of the Company or the Shareholders. Under the Incentive Fee structure, the Investment Adviser benefits when the Company recognizes capital gains and, because the Investment Adviser determines when an investment is sold, the Investment Adviser controls the timing of the recognition of such capital gains. The Board is charged with protecting the Shareholders’ interests by monitoring how the Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed or expected to be billed by Ernst & Young LLP (PCAOB ID No. 42) for the year ended December 31, 2024 was $385,000.

Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services, including out-of-pocket expenses, that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed or are expected to be billed by Ernst & Young LLP for the year ended December 31, 2024.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Tax Fees

The aggregate tax fees billed or expected to be billed by Ernst & Young LLP for the year ended December 31, 2024 was $108,000.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

All Other Fees

No fees were billed or are expected to be billed by Ernst & Young LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Tax Fees” above, for the year ended December 31, 2024.

No other fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed or are expected to be billed to the Investment Adviser and service affiliates by Ernst & Young LLP for non-audit services for the year ended December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – Refer to Item 8 starting on page 69.

(2)	Financial Statement Schedules – None

(3)	Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust
3.2	Bylaws
4.1	Subscription Agreement
10.1	Second Amended and Restated Investment Advisory Agreement
10.2	Form of Indemnification Agreement
10.3	Custodian Agreement
10.4	Transfer Agent Services Agreement
10.5	Expense Support and Conditional Reimbursement Agreement
14.1	Code of Ethics
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

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

Date: March 20, 2025

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
	Name:	Todd Knudsen
	Title:	Chief Financial Officer and Chief Compliance Officer

Date: March 20, 2025

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 20, 2025

Signatures		Title	Date

By:	/s/ Mark Buffington	Chief Executive Officer and Chairman of the Board of Trustees	March 20, 2025
Mark Buffington

By:	/s/ Todd Knudsen	Chief Financial Officer and Chief Compliance Officer	March 20, 2025
Todd Knudsen

By:	/s/ Mark Flickinger	Trustee and Chief Operating Officer	March 20, 2025
Mark Flickinger

By:	/s/ Mark Bell	Trustee	March 20, 2025
Mark Bell

By:	/s/ Hines Brannan	Trustee	March 20, 2025
Hines Brannan

By:	/s/ Russell Robins	Trustee	March 20, 2025
Russell Robins

By:	/s/ Ann St Germain	Trustee	March 20, 2025
Ann St Germain

By:	/s/ Mark Teixeira	Trustee	March 20, 2025
Mark Teixeira