Form 10-Q
period 2025-03-31
BIP Ventures Evergreen BDC
filed 2025-05-14
CIK 1950572

As filed with the Securities and Exchange Commission on May 13, 2025

File No. 000-56550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the registrant had 3,662,571 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments
Non-controlled / non-affiliated investments (cost of $66,249,481 and $61,499,481 at March 31, 2025 and December 31, 2024, respectively)	$82,680,538	$72,977,228
Non-controlled / affiliated investments (cost of $12,881,904 at March 31, 2025 and December 31, 2024, respectively)	12,881,904	12,881,904
Total investments, at fair value (cost of $79,131,385 and $74,381,385 at March 31, 2025 and December 31, 2024, respectively)	95,562,442	85,859,132
Cash and cash equivalents	9,938,357	5,783,352
Interest receivable	7,438,552	6,144,693
Total assets	$112,939,351	$97,787,177
Liabilities
Management fees payable	$443,101	$392,167
Incentive fees payable	2,780,956	2,780,956
Accrued audit and tax fees	177,275	214,350
Accrued expenses and other liabilities	48,655	81,212
Total liabilities	$3,449,987	$3,468,685
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (3,477,477 and 3,161,369 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	34,775	31,614
Paid-in-capital in excess of par value	91,892,644	82,466,305
Total distributable earnings (loss)	16,314,462	11,820,573
Net assets attributable to common shareholders	108,241,881	94,318,492
Incentive allocation attributable to the Investment Adviser	1,247,483	-
Total net assets	109,489,364	94,318,492
Total liabilities and net assets	$112,939,351	$97,787,177
Net asset value per share attributable to common shareholders(a)	$31.13	$29.83

a.	Calculated using net assets attributable to common shareholders

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations and Incentive Allocation

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,284,102	$1,137,500
Other interest income	147,789	116,211
Total investment income	1,431,891	1,253,711
Expenses:
Management fees	443,101	262,272
Incentive fees	-	354,983
Professional fees	72,306	160,982
Board of Trustees’ fees	65,587	65,740
Administration fees	38,134	34,431
Other general and administrative expenses	24,701	31,301
Total expenses	643,829	909,709
Net investment income (loss)	788,062	344,002
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	4,953,310	1,386,041
Net change in unrealized gain (loss) on non-controlled / affiliated investments	-	388,876
Net realized and unrealized gain (loss) on investments	4,953,310	1,774,917
Net increase (decrease) in net assets resulting from operations	$5,741,372	$2,118,919
Incentive allocation attributable to the Investment Adviser	1,247,483	-
Net increase (decrease) in net assets attributable to common shareholders	$4,493,889	$2,118,919

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares		Paid in capital	Distributable	Net assets attributable to	Incentive allocation attributable to the
	Shares	Par amount	in excess of par	earnings (losses)	common shareholders	Investment Adviser	Total net assets
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363	$-	$53,737,363
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	344,002	344,002	-	344,002
Net change in unrealized gain (loss) on investments	-	-	-	1,774,917	1,774,917	-	1,774,917
Issuance of common shares	380,003	3,800	10,035,876	-	10,039,676	-	10,039,676
Total increase for the three months ended March 31, 2024	380,003	3,800	10,035,876	2,118,919	12,158,595	-	12,158,595
Balance at March 31, 2024	2,414,208	$24,142	$61,244,557	$4,627,259	$65,895,958	$-	$65,895,958

Balance at December 31, 2024	3,161,369	$31,614	$82,466,305	$11,820,573	$94,318,492	$-	$94,318,492
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	-	-	-	788,062	788,062	-	788,062
Net change in unrealized gain (loss) on investments	-	-	-	4,953,310	4,953,310	-	4,953,310
Incentive allocation attributable to the Investment Adviser	-	-	-	(1,247,483)	(1,247,483)	1,247,483	-
Issuance of common shares	316,108	3,161	9,426,339	-	9,429,500	-	9,429,500
Total increase for the three months ended March 31, 2025	316,108	3,161	9,426,339	4,493,889	13,923,389	1,247,483	15,170,872
Balance at March 31, 2025	3,477,477	$34,775	$91,892,644	$16,314,462	$108,241,881	$1,247,483	$109,489,364

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,741,372	$2,118,919
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(4,953,310)	(1,386,041)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	-	(388,876)
Payments for purchases of investments	(4,750,000)	(6,124,441)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,293,859)	(1,166,505)
Increase (decrease) in management fees payable	50,934	66,552
Increase (decrease) in incentive fees payable	-	354,983
Increase (decrease) in accrued audit and tax fees	(37,075)	48,750
Increase (decrease) in accrued expenses and other liabilities	(32,557)	(8,841)
Net cash provided by (used in) operating activities	(5,274,495)	(6,485,500)

Cash flows from financing activities:
Proceeds from issuance of common shares	9,429,500	10,039,676
Net cash provided by (used in) financing activities	9,429,500	10,039,676

Net change in cash and cash equivalents	4,155,005	3,554,176
Cash and cash equivalents, beginning of period	5,783,352	1,045,096
Cash and cash equivalents, end of period	$9,938,357	$4,599,272

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

March 31, 2025

(unaudited)

Investments(a)	Type	Acquisition Date(g)	Interest Rate	Maturity Date	Par Amount/ Units(b)	Cost	Fair Value(c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10%	3/1/2025(h)	$48,500,000	$48,500,000	$57,254,506
Healthcare
Kythera Labs, Inc.	Senior Secured Convertible Note	2/11/2025	12%	10/1/2027	$4,250,000	4,250,000	4,250,000
Software Tools
Pointivo, Inc.	Senior Secured Convertible Note	11/12/2024	10%	12/31/2025	$1,500,000	1,500,000	2,036,775
Total non-controlled / non-affiliated senior secured convertible notes						54,250,000	63,541,281	58.03%
Equity Investments(d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed)(e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	19,139,257
Total non-controlled / non-affiliated equity investments						11,999,481	19,139,257	17.48%
Total non-controlled / non-affiliated investments						66,249,481	82,680,538	75.51%

Investments – non-controlled / affiliated
Equity Investments(d)
Healthcare
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	25,101,825	522,718	522,718
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	13,166,871	274,186	274,186
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,500,000
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	5,085,000
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	2,876,666
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	121,510
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	501,824
Total non-controlled / affiliated equity investments						12,881,904	12,881,904	11.77%

Total Investments(f)						$79,131,385	$95,562,442	87.28%

Investments(a)	Interest Rate	Par Amount/ Units(b)	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	4.26%	9,938,357	$9,938,357	$9,938,357
Total Cash Equivalents			9,938,357	9,938,357	9.08%
Total Investments and Cash Equivalents			$89,069,742	$105,500,799	96.36%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments and cash equivalents.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.
e.	d/b/a is defined as “doing business as”.
f.	Securities exempt from registration under the Securities Act (as defined in Note 1 below), and are deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $95.6 million or 87.3% of the Company’s net assets.
g.	The initial acquisition dates have been included for the “restricted securities”.
h.	The convertible notes had a stated maturity date of March 1, 2025. The Company has agreed to terms to extend the maturity date with Mediafly, Inc.; however, the extension has not been formally executed as of the reporting date.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2024

Investments(a)	Type	Acquisition Date(g)	Interest Rate	Maturity Date	Par Amount/ Units(b)	Cost	Fair Value(c)	% of Net Assets
Investments – non-controlled / non-affiliated
Senior Secured Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10%	3/1/2025	$48,500,000	$48,500,000	$53,401,998
Software Tools
Pointivo, Inc.	Senior Secured Convertible Note	11/12/2024	10%	12/31/2025	$1,000,000	1,000,000	1,000,000
Total non-controlled / non-affiliated senior secured convertible notes						49,500,000	54,401,998	57.68%
Equity Investments(d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed)(e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	18,575,230
Total non-controlled / non-affiliated equity investments						11,999,481	18,575,230	19.69%
Total non-controlled / non-affiliated investments						61,499,481	72,977,228	77.37%

Investments – non-controlled / affiliated
Equity Investments(d)
Healthcare
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	25,101,825	522,718	522,718
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	13,166,871	274,186	274,186
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,500,000
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	5,085,000
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	2,876,666
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	121,510
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	501,824
Total non-controlled / affiliated equity investments						12,881,904	12,881,904	13.66%

Total Investments(f)						$74,381,385	$85,859,132	91.03%

Investments(a)	Interest Rate	Par Amount/ Units(b)	Cost	Fair Value	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	4.37%	5,783,352	$5,783,352	$5,783,352
Total Cash Equivalents			5,783,352	5,783,352	6.13%
Total Investments and Cash Equivalents			$80,164,737	$91,642,484	97.16%

a.	All investments domiciled in the United States unless otherwise noted.
b.	The total par amount is presented for senior secured convertible notes and the number of shares or units owned is presented for equity investments and cash equivalents.
c.	Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.	Equity investments are non-income-producing unless otherwise noted.
e.	d/b/a is defined as “doing business as”.
f.	Securities exempt from registration under the Securities Act (as defined in Note 1 below), and are deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $85.9 million or 91.0% of the Company’s net assets.
g.	The initial acquisition dates have been included for the “restricted securities”.

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

The Shares to be issued under the Private Offering will be unlimited and have a par value of $0.01 per Share. The initial offering price for the Shares was $25.00 per Share. Thereafter, Shares are sold at the then-current net asset value (“NAV”) per Share. For purposes of the NAV per Share calculation, the NAV reflects an incentive allocation (the “Incentive Allocation”), as further described below, such that the amount used in the determination of NAV per Share is the net assets attributable to common shareholders. This amount represents the net proceeds that are expected to be realized by common shareholders after payment of the Incentive Allocation to the Investment Adviser.

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

The Company operates through a single operating and reporting segment with an investment objective to generate capital appreciation through investing primarily in a portfolio consisting of common and preferred equity investments, including convertible notes in U.S.-based portfolio companies. The Company’s chief operating decision maker (the “CODM”) is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations. The evaluation and assessment of this metric is used in implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, and assessing the performance of the portfolio. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying statements of assets and liabilities and the significant segment expenses are listed on the accompanying statements of operations.

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

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company expects to pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of the following components – a base management fee (the “Management Fee”), an incentive fee (the “Incentive Fee”) for periods prior to January 1, 2025 and an Incentive Allocation for periods beginning on and subsequent to January 1, 2025. The cost of the Management Fee, Incentive Fee and Incentive Allocation will ultimately be borne by the shareholders.

Management Fee:

The Company will pay the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has the discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate. For the three months ended March 31, 2025 and 2024, the Company did not reduce the Management Fee or grant a temporary waiver of the fee.

For the three months ended March 31, 2025 and 2024, the Company recorded Management Fee expense of $443,101 and $262,272, respectively. The Company has recorded Management Fee payable of $443,101 and $392,167 as of March 31, 2025 and December 31, 2024, respectively.

Incentive Fee (for periods prior to January 1, 2025):

The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative aggregate realized capital gains, plus interest received on portfolio assets (subsequent to July 1, 2024), from the date of the Company’s election to be regulated as a BDC to the end of each calendar year (with the final calendar year with respect to calculating the Incentive Fee deemed to have ended on December 31, 2024), less cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. The Company will accrue quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee will only be paid on assets that have been partially or fully sold.

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

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes as further described below.

For the three months ended March 31, 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. For the three months ended March 31, 2024, the Company recorded Incentive Fee expense of $354,983. The Company has recorded Incentive Fee payable of $2,780,956 as of March 31, 2025 and December 31, 2024, respectively. As the Incentive Fee is no longer incurred by the Company as of January 1, 2025, this Incentive Fee payable has been “frozen” (i.e. “crystallized”) and will remain on the balance sheet until paid by the Company. When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes.

Incentive Allocation (for periods beginning on or subsequent to January 1, 2025):

For periods beginning on or subsequent to January 1, 2025, the Incentive Allocation shall be equal to 20% of the Company’s Cumulative Realized Gain Amount (as defined below), less the aggregate amount of any previously allocated Incentive Allocation, and shall be allocated to the Investment Adviser’s Capital Account. The Incentive Allocation amount, or the calculations pertaining thereto, as appropriate, shall account for any period less than a full calendar year. The Incentive Allocation will only be allocated to the Investment Adviser with respect to investments that have been sold or otherwise disposed of, including partially sold or disposed of. Any Incentive Allocation apportioned to the Investment Adviser’s Capital Account during a calendar year may be distributed to the Investment Adviser whether or not any amounts are distributed to the Company’s shareholders. The Company will accrue quarterly, but will not pay, the Incentive Allocation with respect to net unrealized appreciation, such that the impact of the expected Incentive Allocation adjusts the net assets attributable to common shareholders and the Incentive Allocation attributable to the Investment Adviser commensurately.

As used for purposes of calculating the Company’s Cumulative Realized Gain Amount and the Incentive Allocation, the following terms shall have the following meanings:

●	“Aggregate Unrealized Capital Depreciation” means the sum of the difference, if negative, between the valuation of each investment as of an applicable calculation date as reasonably determined by the Investment Adviser as valuation designee and the Original Cost of such investment.

●	“Capital Account” means an account established on the books and records of the Company for each of the Company’s shareholders and for the Investment Adviser with respect to the Incentive Allocation.

●	“Cumulative Aggregate Realized Capital Gains” means the sum of the amounts by which the Net Sales Price of each investment that has been sold or otherwise disposed of by the Company, when so sold or disposed of, exceeds the Original Cost of such investment since the Company’s inception; provided, however, that such calculation shall ignore any appreciation in the value of an investment prior to January 1, 2025.

●	“Cumulative Aggregate Realized Capital Losses” means the sum of the amounts by which the Net Sales Price of each investment that has been sold or otherwise disposed of by the Company, when so sold or disposed of, is less than the Original Cost of such investment since the Company’s inception; provided, however, that such calculation shall ignore any reduction or depreciation in the value of an investment prior to January 1, 2025.

●	“Cumulative Realized Gain Amount” means the Company’s Cumulative Aggregate Realized Capital Gains, less Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation. The Cumulative Realized Gain Amount and the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

●	“Net Sales Price” means all cash received by the Company related to an investment, including amounts recorded as interest income on convertible notes or debt investments, since January 1, 2025.

●	“Original Cost” means all cash that was deployed into an investment by the Company, excluding any converted interest on convertible notes or PIK on debt investments.

For the three months ended March 31, 2025, the Company recorded an Incentive Allocation of $1,247,483. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation reduced the amount of net assets attributable to common shareholders and increased the Incentive Allocation attributable to the Investment Adviser commensurately. For the three months ended March 31, 2024, the Company recorded an Incentive Allocation of $0 as the Company was not subject to the Incentive Allocation but rather was subject to the Incentive Fee as further described above. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

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

As of March 31, 2025 and December 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of March 31, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred during the three months ended March 31, 2025 or 2024.

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

On February 11, 2025 and March 11, 2025, the Company invested $1.4 million and $2.8 million, respectively, into senior secured convertible notes of Kythera Labs, Inc. as part of a co-investment transaction with an affiliated fund in reliance on the Order.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$54,250,000	$63,541,281	66.5%	$49,500,000	$54,401,998	63.4%
Preferred stock investments	23,582,657	30,722,433	32.2%	23,582,657	30,158,406	35.1%
Common stock investments	796,904	796,904	0.8%	796,904	796,904	0.9%
Warrants	501,824	501,824	0.5%	501,824	501,824	0.6%
Total	$79,131,385	$95,562,442	100.0%	$74,381,385	$85,859,132	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Enterprise SaaS	59.9%	62.2%
Technology-Enabled Marketplace	20.0%	21.6%
Healthcare	18.0%	15.0%
Software Tools	2.1%	1.2%
Total	100.0%	100.0%

As of and for the three months ended March 31, 2025, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended March 31, 2025	Percentage of Total Assets as of March 31, 2025
Mediafly, Inc.	84.7%	50.7%
CareSave Technologies, Inc. (d/b/a ShiftMed)	-	16.9%

As of December 31, 2024 and for the three months ended March 31, 2024, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended March 31, 2024	Percentage of Total Assets as of December 31, 2024
Mediafly, Inc.	90.7%	54.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	-	19.0%

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

Transactions related to investments in non-controlled / affiliated companies for the three months ended March 31, 2025 were as follows:

Portfolio Company	Type of Asset	Fair value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2025	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$8,083,176	$-	$-	$-	$8,083,176	$-
Peregrine Health, Inc.	Warrants	501,824	-	-	-	501,824	-
Integrative Life Network, LLC	Common stock investments	796,904	-	-	-	796,904	-
Korio, Inc.	Preferred stock investments	3,500,000	-	-	-	3,500,000	-
Total Investments		$12,881,904	$-	$-	$-	$12,881,904	$-

Transactions related to investments in non-controlled / affiliated companies for the three months ended March 31, 2024 were as follows:

Portfolio Company	Type of Asset	Fair value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$4,368,028	$1,125,000	$-	$388,876	$5,881,904	$-
Total Investments		$4,368,028	$1,125,000	$-	$388,876	$5,881,904	$-

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following tables present the fair value hierarchy of the Company’s investments as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$63,541,281	$63,541,281
Preferred stock investments	-	-	30,722,433	30,722,433
Common stock investments	-	-	796,904	796,904
Warrants	-	-	501,824	501,824
Total investments before cash equivalents	$-	$-	$95,562,442	$95,562,442
Money market treasury fund	9,938,357	-	-	9,938,357
Total investments after cash equivalents	$9,938,357	$-	$95,562,442	$105,500,799

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$-	$-	$54,401,998	$54,401,998
Preferred stock investments	-	-	30,158,406	30,158,406
Common stock investments	-	-	796,904	796,904
Warrants	-	-	501,824	501,824
Total investments before cash equivalents	$-	$-	$85,859,132	$85,859,132
Money market treasury fund	5,783,352	-	-	5,783,352
Total investments after cash equivalents	$5,783,352	$-	$85,859,132	$91,642,484

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	Senior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$54,401,998	$30,158,406	$796,904	$501,824	$85,859,132
Purchases of investments	4,750,000	-	-	-	4,750,000
Net change in unrealized gain (loss)	4,389,283	564,027	-	-	4,953,310
Fair value, end of period	$63,541,281	$30,722,433	$796,904	$501,824	$95,562,442
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of March 31, 2025	$4,389,283	$564,027	$-	$-	$4,953,310

	For the three months ended March 31, 2024
	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$47,827,750	$4,368,028	$52,195,778
Purchases of investments	-	6,124,441	6,124,441
Net change in unrealized gain (loss)	183,091	1,591,826	1,774,917
Fair value, end of period	$48,010,841	$12,084,295	$60,095,136
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of March 31, 2024	$183,091	$1,591,826	$1,774,917

There were no transfers into or out of Level 3 of the fair value hierarchy for the three months ended March 31, 2025 and 2024.

The following provides information on Level 3 investments held by the Company that were valued at March 31, 2025, and December 31, 2024, based on unobservable inputs.

	Fair Value as of March 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$59,291,281	Discounted expected return	Discount rate	36.8% - 43.1% (42.9%)	Decrease
			Term	0.7-3.0 Years (1.4 Years)	Decrease
Preferred stock investments	19,139,257	Discounted expected return	Discount rate	12.5% - 12.5% (12.5%)	Decrease
			Term	0.7-3.0 Years (1.8 Years)	Decrease
Preferred stock investments	11,583,176	Recent transaction	Transaction price	N/A	N/A
Common stock investments	796,904	Recent transaction	Transaction price	N/A	N/A
Senior secured convertible notes	4,250,000	Recent transaction	Transaction price	N/A	N/A
Warrants	501,824	Recent transaction	Transaction price	N/A	N/A
Total	$95,562,442

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$53,401,998	Discounted expected return	Discount rate	43.1% - 43.1% (43.1%)	Decrease
			Term	0.9 - 2.4 Years (1.5 Years)	Decrease
Preferred stock investments	18,575,230	Discounted expected return	Discount rate	11.7% - 11.7% (11.7%)	Decrease
			Term	1.0 - 3.3 Years (2.2 Years)	Decrease
Preferred stock investments	11,583,176	Recent transaction	Transaction price	N/A	N/A
Common stock investments	796,904	Recent transaction	Transaction price	N/A	N/A
Senior secured convertible note	1,000,000	Recent transaction	Transaction price	N/A	N/A
Warrants	501,824	Recent transaction	Transaction price	N/A	N/A
Total	$85,859,132

[1]	The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
[2]	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of March 31, 2025 or December 31, 2024.

Additionally, from time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of March 31, 2025 and December 31, 2024, the Company had no investments that were committed but not yet funded.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As of March 31, 2025 and December 31, 2024, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value.

The following table summarizes transactions in Shares for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Shares
Subscriptions	316,108	$9,429,500	380,003	$10,039,676
Net increase (decrease)	316,108	$9,429,500	380,003	$10,039,676

Net Asset Value per Share and Offering Price

Subscriptions will be accepted on a continuous basis and Shares will be issued at periodic closings at a per-share price generally equal to the Company’s quarterly NAV per Share as determined by the Board (including any committee thereof). For purposes of the NAV per Share calculation, the NAV is computed using the net assets attributable to common shareholders as this amount represents the net proceeds that are expected to be realized by common shareholders after payment of the Incentive Allocation to the Investment Adviser. The Company intends to issue Shares on a quarterly basis, subject to consideration of the investment opportunities that arise.

The following table summarizes each NAV per Share as of the dates listed below:

NAV Per
Share
As of	Shares
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60
September 30, 2024	$29.54
December 31, 2024	$29.83
March 31, 2025	$31.13

Distributions

The Company did not make any distributions to its shareholders for the three months ended March 31, 2025 or March 31, 2024.

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

The Company did not make any share repurchases for the three months ended March 31, 2025 or March 31, 2024.

Note 9. Financial Highlights

The financial highlights for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
	2025	2024
Per Share Activity
Net asset value per share attributable to common shareholders, beginning of period	$29.83	$26.42
Net investment income (loss)[1]	0.23	0.14
Net realized and unrealized gain (loss)[1]	1.43	0.74
Net increase (decrease) in net assets resulting from operations	1.66	0.88
Incentive Allocation attributable to the Investment Adviser[1]	(0.36)	-
Net increase (decrease) in net assets attributable to common shareholders	1.30	0.88
Net asset value, per share attributable to common shareholders, end of period	$31.13	$27.30
Number of Shares outstanding at end of period	3,477,477	2,414,208

Total return before Incentive Fee and Incentive Allocation2 4	5.57%	3.88%
Total return after Incentive Fee and Incentive Allocation2 4	4.37%	3.32%

Ratios to Average Net Assets Attributable to Common Shareholders:
Net assets attributable to common shareholders, end of period	$108,241,881	$65,895,958
Net investment income (loss) before Incentive Fee and Incentive Allocation3 4	3.00%	4.36%
Net investment income (loss) after Incentive Fee and Incentive Allocation3 4	1.81%	3.81%
Total expenses before Incentive Fee and Incentive Allocation3 4	2.45%	3.42%
Total expenses after Incentive Fee and Incentive Allocation3 4	3.64%	3.97%
Portfolio turnover[5]	0.00%	0.00%

[1]	Calculated based on weighted average shares outstanding during the period.
[2]	Total return is not annualized and represents the total return for the three months ended March 31, 2025 and 2024 before and after the Incentive Fee/Allocation. Total return displayed is net of all fees, including all operating expenses such as management fees and general and administrative expenses. Total return after Incentive Fee/Allocation is calculated as the change in net asset value (“NAV”) per Share attributable to common shareholders divided by the beginning NAV per Share attributable to common shareholders (which for the purposes of this calculation is equal to the net offering price in effect at that time).
[3]	The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fee/ incentive allocation).
[4]	As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation. As such, for the three months ended March 31, 2025, the ratio presented is before and after the Incentive Allocation and for the three months ended March 31, 2024, the ratio presented is before and after the Incentive Fee.
[5]	No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of April 1, 2025, the Company sold 185,095 Shares at a NAV price of $31.13 per Share (with the final number of Shares being determined on April 15, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $5,762,000.

Investment Activity

On April 4, 2025, the Company invested $3.0 million into CareSave Technologies, Inc. (d/b/a ShiftMed) Convertible Mezzanine Debt Facility (the “Facility”) as part of a co-investment transaction with an affiliated fund. The Facility has an interest rate of 10.5%, which is expected to be distributed quarterly, a term of 5 years, and a feature that enables it to convert to an equity investment. The first 30 months are interest-only, followed by a 30-month amortization period.

On April 14, 2025, the Company invested $0.5 million into a senior secured convertible note of Pointivo, Inc. The follow-on investment has the same terms as the other outstanding senior secured convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time by the Company’s periodic filings with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as updated by the Company’s periodic filings with the SEC.

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

As of March 31, 2025 and December 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of March 31, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the three months ended March 31, 2025 or 2024.

Portfolio and Investment Activity

For the three months ended March 31, 2025, the Company acquired $4.8 million aggregate principal amount of investments as further described below.

On February 11, 2025 and March 11, 2025, the Company invested $1.4 million and $2.8 million, respectively, into senior secured convertible notes of Kythera Labs, Inc. (“Kythera”) as part of a co-investment with an affiliated fund. The convertible notes have an interest rate of 12% and mature on October 1, 2027. Kythera specializes in offering a comprehensive data management and analytics platform designed to process healthcare data.

On March 3, 2025, the Company invested $0.5 million into a senior secured convertible note of Pointivo, Inc. (“Pointivo”), bringing the total investment amount to $1.5 million as of March 31, 2025. The follow-on investment has the same terms as the other outstanding senior secured convertible note, which carries an interest rate of 10% and matures on December 31, 2025. Pointivo is an early-stage company enabling superior large asset maintenance and construction by creating detailed digital twins that enable data driven maintenance.

For the three months ended March 31, 2024, the Company acquired $6.1 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended March 31,
	2025	2024
Investments:
Total investments, beginning of period	$74,381,385	$49,756,904
New investments purchased	4,750,000	6,124,441
Investments sold	-	-
Total Investments, End of Period	$79,131,385	$55,881,345

Number of portfolio companies	7	3
Weighted average yield on convertible notes, at cost	10.2%	10.0%
Weighted average yield on convertible notes, at fair value	9.1%	10.0%

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

Our investments consisted of the following:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$54,250,000	$63,541,281	66.5%	$49,500,000	$54,401,998	63.4%
Preferred stock investments	23,582,657	30,722,433	32.2%	23,582,657	30,158,406	35.1%
Common stock investments	796,904	796,904	0.8%	796,904	796,904	0.9%
Warrants	501,824	501,824	0.5%	501,824	501,824	0.6%
Total	$79,131,385	$95,562,442	100.0%	$74,381,385	$85,859,132	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Enterprise SaaS	59.9%	62.2%
Technology-Enabled Marketplace	20.0%	21.6%
Healthcare	18.0%	15.0%
Software Tools	2.1%	1.2%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$79,131,385	$95,562,442	100.0%	$74,381,385	$85,859,132	100.0%
Total	$79,131,385	$95,562,442	100.0%	$74,381,385	$85,859,132	100.0%

The Investment Adviser monitors our Portfolio Companies on an ongoing basis, including financial trends of each Portfolio Company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each Portfolio Company. The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success of the Portfolio Company in adhering to its business plan, underwriting expectations, and financial projections;

●	periodic and regular contact with Portfolio Company management to discuss financial position, requirements and accomplishments;

●	participation at Board meetings through a designated seat or as an observer;

●	comparisons to other companies in the Portfolio Company’s industry; and

●	review of monthly or quarterly financial statements and financial metrics for Portfolio Companies.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$1,431,891	$1,253,711
Net expenses	643,829	909,709
Net investment income (loss)	788,062	344,002
Net unrealized gain (loss)	4,953,310	1,774,917
Net realized gain (loss)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,741,372	$2,118,919

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest income	$1,431,891	$1,253,711
Total Investment Income	$1,431,891	$1,253,711

For the three months ended March 31, 2025 and 2024, total investment income was $1,431,891 and $1,253,711, respectively. This was primarily driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

	For the Three Months Ended March 31,
	2025	2024
Management fees	$443,101	$262,272
Incentive fees	-	354,983
Professional fees	72,306	160,982
Board of Trustees’ fees	65,587	65,740
Administration fees	38,134	34,431
Other general and administrative expenses	24,701	31,301
Total expenses	$643,829	$909,709

Management Fees

For the three months ended March 31, 2025 and 2024, management fees were $443,101 and $262,272, respectively. Management Fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees (for periods prior to January 1, 2025)

For the three months ended March 31, 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. For the three months ended March 31, 2024, the Company recorded Incentive Fee expense of $354,983.

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

Income Taxes

The Company has elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three months ended March 31, 2025 and 2024, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended March 31,
	2025	2024
Net change in unrealized gain (loss) on investments	$4,953,310	$1,774,917
Net Change in Unrealized Gain (Loss) on Investments	$4,953,310	$1,774,917

The net change in unrealized gains for the three months ended March 31, 2025 and 2024 was due to the appreciation of value in the Company’s portfolio investments.

Net Assets Attributable to Common Shareholders

The following table represents the net assets attributable to common shareholders for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$5,741,372	$2,118,919
Incentive Allocation attributable to the Investment Adviser	1,247,483	-
Net Increase (Decrease) in Net Assets Attributable to Common Shareholders	$4,493,889	$2,118,919

Incentive Allocation Attributable to the Investment Adviser (for periods beginning on or subsequent to January 1, 2025)

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes. The method in which the Incentive Allocation will be calculated on a prospective basis, and the amount of Incentive Allocation ultimately apportioned and distributed, is intended to track the calculation and payment of the Incentive Fee as closely as possible.

For periods beginning on or subsequent to January 1, 2025, the Incentive Allocation shall be equal to 20% of the Company’s Cumulative Realized Gain Amount (as defined below), less the aggregate amount of any previously allocated Incentive Allocation, and shall be allocated to the Investment Adviser’s Capital Account. The Incentive Allocation amount, or the calculations pertaining thereto, as appropriate, shall account for any period less than a full calendar year. The Incentive Allocation will only be allocated to the Investment Adviser with respect to investments that have been sold or otherwise disposed of, including partially sold or disposed of. Any Incentive Allocation apportioned to the Investment Adviser’s Capital Account during a calendar year may be distributed to the Investment Adviser whether or not any amounts are distributed to the Company’s shareholders. The Company will accrue quarterly, but will not pay, the Incentive Allocation with respect to net unrealized appreciation, such that the impact of the expected Incentive Allocation adjusts the net assets attributable to common shareholders and the Incentive Allocation attributable to the Investment Adviser commensurately.

As used for purposes of calculating the Company’s Cumulative Realized Gain Amount and the Incentive Allocation, the following terms shall have the following meanings:

●	“Aggregate Unrealized Capital Depreciation” means the sum of the difference, if negative, between the valuation of each investment as of an applicable calculation date as reasonably determined by the Investment Adviser as valuation designee and the Original Cost of such investment.

●	“Capital Account” means an account established on the books and records of the Company for each of the Company’s shareholders and for the Investment Adviser with respect to the Incentive Allocation.

●	“Cumulative Aggregate Realized Capital Gains” means the sum of the amounts by which the Net Sales Price of each investment that has been sold or otherwise disposed of by the Company, when so sold or disposed of, exceeds the Original Cost of such investment since the Company’s inception; provided, however, that such calculation shall ignore any appreciation in the value of an investment prior to January 1, 2025.

●	“Cumulative Aggregate Realized Capital Losses” means the sum of the amounts by which the Net Sales Price of each investment that has been sold or otherwise disposed of by the Company, when so sold or disposed of, is less than the Original Cost of such investment since the Company’s inception; provided, however, that such calculation shall ignore any reduction or depreciation in the value of an investment prior to January 1, 2025.

●	“Cumulative Realized Gain Amount” means the Company’s Cumulative Aggregate Realized Capital Gains, less Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation. The Cumulative Realized Gain Amount and the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.

●	“Net Sales Price” means all cash received by the Company related to an investment, including amounts recorded as interest income on convertible notes or debt investments, since January 1, 2025.

●	“Original Cost” means all cash that was deployed into an investment by the Company, excluding any converted interest on convertible notes or PIK on debt investments.

For the three months ended March 31, 2025, the Company recorded an Incentive Allocation of $1,247,483. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation reduced the amount of net assets attributable to common shareholders and increased the Incentive Allocation attributable to the Investment Adviser commensurately. For the three months ended March 31, 2024, the Company recorded an Incentive Allocation of $0 as the Company was not subject to the Incentive Allocation but rather was subject to the Incentive Fee as further described above. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

The following table represents the Incentive Allocation attributable to the Investment Adviser for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Incentive allocation attributable to the Investment Adviser	$1,247,483	-
Incentive Allocation Attributable to the Investment Adviser	$1,247,483	-

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

The following table sets forth Share issuances life-to-date through the period ended March 31, 2025.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500

No distributions or repurchases occurred during the three months ended March 31, 2025 nor March 31, 2024. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations nor any preferred shares as of March 31, 2025 or December 31, 2024. As such, the Company is in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of March 31, 2025 and December 31, 2024, the Company had no investments that were committed but not yet funded.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025 and December 31, 2024, management was not aware of any pending or threatened litigation.

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

Recent Developments

Subscriptions

As of April 1, 2025, the Company sold 185,095 Shares at a NAV price of $31.13 per Share (with the final number of Shares being determined on April 15, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $5,762,000.

	NAV	Shares	Amount
April 1, 2024	$31.13	185,095	$5,762,000

Investment Activity

On April 4, 2025, the Company made an investment of $3.0 million into CareSave Technologies, Inc. (d/b/a ShiftMed) (“ShiftMed”) Convertible Mezzanine Debt Facility (the “Facility”) as part of a co-investment transaction with an affiliated fund in reliance on SEC co-investment exemptive relief. This Facility is subordinate to an existing asset-based lending facility and senior to all other securities on the ShiftMed capitalization table. The Facility has an interest rate of 10.5%, which is expected to be distributed quarterly, a term of 5 years, and a feature that enables it to convert to an equity investment. The first 30 months are interest-only, followed by a 30-month amortization period. ShiftMed is a technology-enabled marketplace within the healthcare industry designed to connect skilled workers (caregivers and nurses) with available shifts at acute and post-acute care facilities. A recent product launch, ShiftMed Flex, positions the company as a broader workforce solution platform, handling both internal and external employees for their customers. The platform makes it easier for facilities to staff shifts, which drives compliance and quality of care.

On April 14, 2025, the Company made a follow-on investment of $0.5 million into a senior secured convertible note of Pointivo, Inc. (“Pointivo”). The convertible note has an interest rate of 10% and matures on December 31, 2025. Pointivo is an early-stage company enabling superior large asset maintenance and construction by creating detailed digital twins that enable data driven maintenance.

The Company has various other follow-on opportunities that are in the pipeline with an expectation of finalizing terms and funding the investments through the remainder of 2025. These follow-on opportunities are in Portfolio Companies of the Investment Adviser’s affiliated entities whereby promising results are expected to come to fruition and/or near-term opportunities have been identified. We believe the opportunity for follow-on capital is advantageous to the Company. The Company intends to co-invest next to other affiliated entities in these opportunities when it is in the best interests of the Company’s shareholders.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of March 31, 2025 or December 31, 2024. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust

3.2	Bylaws

4.1*	Subscription Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIP Ventures Evergreen BDC

By:	/s/ Mark Buffington
	Name:	Mark Buffington
	Title:	Chief Executive Officer and Chairman of the Board of Trustees

Date: May 13, 2025

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
	Name:	Todd Knudsen
	Title:	Chief Financial Officer

Date: May 13, 2025