Form 10-Q
period 2025-06-30
BIP Ventures Evergreen BDC
filed 2025-08-07
CIK 1950572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2025

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56550

BIP Ventures Evergreen BDC

(Exact name of registrant as specified in charter)

Delaware	93-6632897
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

3575 Piedmont Rd NE Building 15, Suite 730 Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)

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

As of August 7, 2025, the registrant had 3,996,368 shares of common stock, $0.01 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BIP Ventures Evergreen BDC (the “Company”, “we”, “us”, “our”), current and prospective portfolio investments, industry, beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
the effect of investments that we expect to make and the competition for those investments;
•
our ability to raise capital;
•
geo-political conditions, including revolution, insurgency, terrorism or war;
•
political uncertainty resulting from recent events, including changes to U.S. trade policies;
•
the impact of changing regulations and implementation of tariffs on goods;
•
general economic, logistical and political trends and other external factors, including pandemics and supply chain disruptions;
•
potential economic downturns, interest rate volatility, loss of key personnel, and the illiquid nature of investments;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with the Company’s investment adviser, and its affiliates;
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations; and
•
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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	June 30, 2025
	(unaudited)	December 31, 2024
Assets
Investments
Non-controlled / non-affiliated investments (cost of $70,232,243 and $61,499,481 at June 30, 2025 and December 31, 2024, respectively)	$90,381,624	$72,977,228
Non-controlled / affiliated investments (cost of $23,881,903 and $12,881,904 at June 30, 2025 and December 31, 2024, respectively)	29,140,802	12,881,904
Total investments, at fair value (cost of $94,114,146 and $74,381,385 at June 30, 2025 and December 31, 2024, respectively)	119,522,426	85,859,132
Cash and cash equivalents	250,156	5,783,352
Interest receivable	8,825,763	6,144,693
Total assets	$128,598,345	$97,787,177
Liabilities
Management fees payable	$502,433	$392,167
Incentive fees payable	2,780,956	2,780,956
Accrued audit and tax fees	216,833	214,350
Accrued expenses and other liabilities	258,503	81,212
Distribution payable	73,252	—
Total liabilities	$3,831,977	$3,468,685
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (3,662,571 and 3,161,369 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	36,626	31,614
Paid-in-capital in excess of par value	97,652,793	82,466,305
Total distributable earnings (loss)	23,752,359	11,820,573
Net assets attributable to common shareholders	121,441,778	94,318,492
Incentive allocation attributable to the Investment Adviser	3,324,590	—
Total net assets	124,766,368	94,318,492
Total liabilities and net assets	$128,598,345	$97,787,177
Net asset value per share attributable to common shareholders (a)	$33.16	$29.83

a.
Calculated using net assets attributable to common shareholders

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations and Incentive Allocation

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,485,314	$1,137,500	$2,769,416	$2,275,000
Other interest income	112,326	81,944	260,115	198,155
Total investment income	1,597,640	1,219,444	3,029,531	2,473,155
Expenses:
Management fees	502,433	315,485	945,534	577,757
Incentive fees	—	741,675	—	1,096,658
Professional fees	350,514	175,263	422,820	336,245
Board of Trustees’ fees	63,000	65,558	128,587	131,298
Administration fees	45,737	48,723	83,871	83,154
Other general and administrative expenses	24,923	25,361	49,624	56,662
Total expenses	986,607	1,372,065	1,630,436	2,281,774
Net investment income (loss)	611,033	(152,621)	1,399,095	191,381
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	3,718,324	3,708,375	8,671,634	5,094,416
Net change in unrealized gain (loss) on non-controlled / affiliated investments	5,258,899	—	5,258,899	388,876
Net realized and unrealized gain (loss) on investments	8,977,223	3,708,375	13,930,533	5,483,292
Net increase (decrease) in net assets resulting from operations	$9,588,256	$3,555,754	$15,329,628	$5,674,673
Incentive allocation attributable to the Investment Adviser	2,077,107	—	3,324,590	—
Net increase (decrease) in net assets attributable to common shareholders	$7,511,149	$3,555,754	$12,005,038	$5,674,673

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par amount	Paid in capital in excess of par	Distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at March 31, 2024	2,414,208	$24,142	$61,244,557	$4,627,259	$65,895,958	$—	$65,895,958
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(152,621)	(152,621)	—	(152,621)
Net change in unrealized gain (loss) on investments	—	—	—	3,708,375	3,708,375	—	3,708,375
Issuance of common shares	313,506	3,135	8,555,585	—	8,558,720	—	8,558,720
Total increase for the three months ended June 30, 2024	313,506	3,135	8,555,585	3,555,754	12,114,474	—	12,114,474
Balance at June 30, 2024	2,727,714	$27,277	$69,800,142	$8,183,013	$78,010,432	$—	$78,010,432

Balance at March 31, 2025	3,477,477	$34,775	$91,892,644	$16,314,462	$108,241,881	$1,247,483	$109,489,364
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	611,033	611,033	—	611,033
Net change in unrealized gain (loss) on investments	—	—	—	8,977,223	8,977,223	—	8,977,223
Incentive allocation attributable to the Investment Adviser	—	—	—	(2,077,107)	(2,077,107)	2,077,107	—
Issuance of common shares	185,094	1,851	5,760,149	—	5,762,000	—	5,762,000
Distributions declared to shareholders	—	—	—	(73,252)	(73,252)	—	(73,252)
Total increase for the three months ended June 30, 2025	185,094	1,851	5,760,149	7,437,897	13,199,897	2,077,107	15,277,004
Balance at June 30, 2025	3,662,571	$36,626	$97,652,793	$23,752,359	$121,441,778	$3,324,590	$124,766,368

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par amount	Paid in capital in excess of par	Distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363	$—	$53,737,363
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	191,381	191,381	—	191,381
Net change in unrealized gain (loss) on investments	—	—	—	5,483,292	5,483,292	—	5,483,292
Issuance of common shares	693,509	6,935	18,591,461	—	18,598,396	—	18,598,396
Total increase for the six months ended June 30, 2024	693,509	6,935	18,591,461	5,674,673	24,273,069	—	24,273,069
Balance at June 30, 2024	2,727,714	$27,277	$69,800,142	$8,183,013	$78,010,432	$—	$78,010,432

Balance at December 31, 2024	3,161,369	$31,614	$82,466,305	$11,820,573	$94,318,492	$—	$94,318,492
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	1,399,095	1,399,095	—	1,399,095
Net change in unrealized gain (loss) on investments	—	—	—	13,930,533	13,930,533	—	13,930,533
Incentive allocation attributable to the Investment Adviser	—	—	—	(3,324,590)	(3,324,590)	3,324,590	—
Issuance of common shares	501,202	5,012	15,186,488	—	15,191,500	—	15,191,500
Distributions declared to shareholders	—	—	—	(73,252)	(73,252)	—	(73,252)
Total increase for the six months ended June 30, 2025	501,202	5,012	15,186,488	11,931,786	27,123,286	3,324,590	30,447,876
Balance at June 30, 2025	3,662,571	$36,626	$97,652,793	$23,752,359	$121,441,778	$3,324,590	$124,766,368

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,329,628	$5,674,673
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(8,671,634)	(5,094,416)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(5,258,899)	(388,876)
Amortization of deferred loan fees	(762)	—
Proceeds from deferred loan fees	18,000	—
Payments for purchases of investments	(19,749,999)	(13,124,481)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,681,070)	(2,289,135)
Increase (decrease) in management fees payable	110,266	119,765
Increase (decrease) in incentive fees payable	—	1,096,658
Increase (decrease) in accrued audit and tax fees	2,483	63,250
Increase (decrease) in accrued expenses and other liabilities	177,291	(58,820)
Net cash provided by (used in) operating activities	(20,724,696)	(14,001,382)
Cash flows from financing activities:
Proceeds from issuance of common shares	15,191,500	18,598,396
Net cash provided by (used in) financing activities	15,191,500	18,598,396

Net change in cash and cash equivalents	(5,533,196)	4,597,014
Cash and cash equivalents, beginning of period	5,783,352	1,045,096
Cash and cash equivalents, end of period	$250,156	$5,642,110

Supplemental Disclosure of Cash-Flow Information
Distribution declared during the period	$73,252	$—

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10.0%	3/1/2025 (h)	$48,500,000	$48,500,000	$59,801,311
Healthcare
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Junior Secured Convertible Note	4/4/2025	10.5%	3/31/2030	$3,000,000	2,982,762	2,982,762
Kythera Labs, Inc.	Senior Secured Convertible Note	2/11/2025	12.0%	10/1/2027	$4,250,000	4,250,000	4,313,720
Software Tools
Pointivo, Inc.	Senior Secured Convertible Note	11/12/2024	10.0%	12/31/2025	$2,500,000	2,500,000	3,341,265
Total non-controlled / non-affiliated convertible notes						58,232,762	70,439,058	56.46%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	19,942,566
Total non-controlled / non-affiliated equity investments						11,999,481	19,942,566	15.98%
Total non-controlled / non-affiliated investments						70,232,243	90,381,624	72.44%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
ChartSpan Medical Technologies, Inc.	Series Seed Preferred Stock	6/18/2025	N/A	N/A	811,042	1,033,511	1,346,330
ChartSpan Medical Technologies, Inc.	Series Seed 3 Preferred Stock	6/18/2025	N/A	N/A	426,779	543,844	729,792
ChartSpan Medical Technologies, Inc.	Series Seed 3A Preferred Stock	6/18/2025	N/A	N/A	808,049	1,029,697	1,389,844
ChartSpan Medical Technologies, Inc.	Series Seed 4 Preferred Stock	6/18/2025	N/A	N/A	3,207,604	4,087,450	5,645,383
ChartSpan Medical Technologies, Inc.	Series B-1 Preferred Stock	6/18/2025	N/A	N/A	93,531	119,187	199,221
ChartSpan Medical Technologies, Inc.	Series B-2 Preferred Stock	6/18/2025	N/A	N/A	146,206	186,310	296,798
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	25,101,825	522,718	202,192
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	13,166,871	274,186	105,893
Istios Health, LLC	Series Seed Preferred Stock	6/6/2025	N/A	N/A	4,000,000	4,000,000	4,000,000
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedule of Investments

June 30, 2025

(unaudited)

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	6,690,564
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	3,718,858
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	157,084
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	1,158,843
Total non-controlled / affiliated equity investments						23,881,903	29,140,802	23.36%

Total Investments (f)						$94,114,146	$119,522,426	95.80%

Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	4.24%	N/A	250,156	$250,156	$250,156
Total Cash Equivalents						250,156	250,156	0.20%
Total Investments and Cash Equivalents						$94,364,302	$119,772,582	96.00%

a.
All investments domiciled in the United States unless otherwise noted.
b.
The total par amount is presented for senior and junior secured convertible notes and the number of shares or units owned is presented for equity investments and cash equivalents.
c.
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.
Equity investments are non-income-producing unless otherwise noted.
e.
d/b/a is defined as “doing business as.”
f.
Securities exempt from registration under the Securities Act (as defined in Note 1), and are deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $119.5 million or 95.8% of the Company’s net assets.
g.
The initial acquisition dates have been included for the “restricted securities.”
h.
The convertible notes had a stated maturity date of March 1, 2025. The Company has agreed to terms to extend the maturity date with Mediafly, Inc.; however, the extension has not been formally executed as of the reporting date.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2024

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10%	3/1/2025	$48,500,000	$48,500,000	$53,401,998
Software Tools
Pointivo, Inc.	Senior Secured Convertible Note	11/12/2024	10%	12/31/2025	$1,000,000	1,000,000	1,000,000
Total non-controlled / non-affiliated convertible notes						49,500,000	54,401,998	57.68%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	18,575,230
Total non-controlled / non-affiliated equity investments						11,999,481	18,575,230	19.69%
Total non-controlled / non-affiliated investments						61,499,481	72,977,228	77.37%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	25,101,825	522,718	522,718
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	13,166,871	274,186	274,186
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,500,000
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	5,085,000
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	2,876,666
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	121,510
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	501,824
Total non-controlled / affiliated equity investments						12,881,904	12,881,904	13.66%

Total Investments (f)						$74,381,385	$85,859,132	91.03%

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedule of Investments

December 31, 2024

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	4.37%	N/A	5,783,352	$5,783,352	$5,783,352
Total Cash Equivalents						5,783,352	5,783,352	6.13%
Total Investments and Cash Equivalents						$80,164,737	$91,642,484	97.16%

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
e.
d/b/a is defined as “doing business as.”
f.
Securities exempt from registration under the Securities Act (as defined in Note 1), and are deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $85.9 million or 91.0% of the Company’s net assets.
g.
The initial acquisition dates have been included for the “restricted securities.”

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

•
the estimated enterprise value of a Portfolio Company (i.e., the total fair value of the Portfolio Company’s debt and equity);
•
the nature and realizable value of any collateral or expected cash proceeds upon exit;
•
recent transactions of the Portfolio Company or peers;
•
the assessment of the Portfolio Company in adhering to its business plan, underwriting expectations, and financial projections;
•
the markets in which the Portfolio Company does business;
•
a comparison of the Portfolio Company’s securities to any similar publicly traded securities;
•
overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future; and
•
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

•
The quarterly valuation process begins with each Portfolio Company or investment being initially valued by the Investment Adviser in consideration of the factors noted above;
•
Preliminary valuation conclusions are then documented, discussed with, and reviewed by the Valuation Committee of the Investment Adviser;
•
Independent valuation firms are engaged by the Investment Adviser to conduct independent reviews to provide positive assurance on a rotational, sample basis by reviewing the Investment Adviser’s valuations and making their own independent assessment;
•
The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of the Valuation Committee and the applicable independent valuation firm; and
•
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

Management Fee:

The Company will pay the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has the discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate. For the three and six months ended June 30, 2025 and 2024, the Company did not reduce the Management Fee or grant a temporary waiver of the fee.

For the three and six months ended June 30, 2025, the Company recorded Management Fee expense of $502,433 and $945,534, respectively. For the three and six months ended June 30, 2024, the Company recorded Management Fee expense of $315,485 and $577,757, respectively. The Company has recorded Management Fee payable of $502,433 and $392,167 as of June 30, 2025 and December 31, 2024, respectively.

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

In determining the Incentive Fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. The net sales price shall include all cash received related to the portfolio asset throughout the asset's life, including amounts recorded as interest income on convertible notes or debt investments subsequent to July 1, 2024. The original cost shall include all cash that was deployed into the portfolio asset, which would not include converted interest on convertible notes or paid-in-kind interest (“PIK”) on debt investments. Cumulative aggregate realized capital gains and cumulative aggregate realized capital losses will only include cash flows associated with assets that have been sold. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

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

For the three and six months ended June 30, 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. For the three and six months ended June 30, 2024, the Company recorded Incentive Fee expense of $741,675 and $1,096,658, respectively. The Company has recorded Incentive Fee payable of $2,780,956 as of June 30, 2025 and December 31, 2024. As the Incentive Fee is no longer incurred by the Company as of January 1, 2025, this Incentive Fee payable has been “frozen” (i.e. “crystallized”) and will remain on the balance sheet until paid by the Company. When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes.

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

•
“Aggregate Unrealized Capital Depreciation” means the sum of the difference, if negative, between the valuation of each investment as of an applicable calculation date as reasonably determined by the Investment Adviser as valuation designee and the Original Cost of such investment.
•
“Capital Account” means an account established on the books and records of the Company for each of the Company’s shareholders and for the Investment Adviser with respect to the Incentive Allocation.
•
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
•
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
•
“Cumulative Realized Gain Amount” means the Company’s Cumulative Aggregate Realized Capital Gains, less Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation. The Cumulative Realized Gain Amount and the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.
•
“Net Sales Price” means all cash received by the Company related to an investment, including amounts recorded as interest income on convertible notes or debt investments, since January 1, 2025.
•
“Original Cost” means all cash that was deployed into an investment by the Company, excluding any converted interest on convertible notes or PIK on debt investments.

For the three and six months ended June 30, 2025, the Company recorded an Incentive Allocation of $2,077,107 and $3,324,590, respectively. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation reduced the amount of net assets attributable to common shareholders and increased the Incentive Allocation attributable to the Investment Adviser commensurately. Note that interest of $77,000 earned during the three months ended June 30, 2025 on the ShiftMed junior secured convertible note investment was intentionally excluded from the incentive allocation calculation. This waiver was approved by the Board on July 14, 2025. For the three and six months ended June 30, 2024, the Company recorded an Incentive Allocation of $0 as the Company was not subject to the Incentive Allocation but rather was subject to the Incentive Fee as further described above. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

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

As of June 30, 2025 and December 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of June 30, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred during the three and six months ended June 30, 2025 or 2024.

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

On April 4, 2025, the Company invested $3.0 million into CareSave Technologies, Inc.'s (d/b/a ShiftMed) (“ShiftMed”) Convertible Mezzanine Debt Facility as part of a co-investment transaction with an affiliated fund in reliance on the Order.

On February 11, 2025 and March 11, 2025, the Company invested $1.4 million and $2.8 million, respectively, into senior secured convertible notes of Kythera Labs, Inc. as part of a co-investment transaction with an affiliated fund in reliance on the Order.

On June 18, 2025, the Company and an affiliated fund entered into binding purchase agreements with third-party investors of ChartSpan Medical Technologies, Inc. ("ChartSpan") to purchase existing shares in a secondary transaction in reliance on the MassMutual No-Action Letter. The Company funded $7.0 million on June 18, 2025 and the unfunded amounts are expected to be funded by the Company and the affiliated fund at a later date. See Note 6 - Commitments and Contingencies for additional information on the unfunded commitments.

On March 21, 2024, the Company made an investment of $5.0 million into ShiftMed's preferred Series E-2 equity financing round as part of a co-investment transaction with an affiliated fund in reliance on the MassMutual No-Action Letter. On April 18, 2024, the Company made an additional investment of $7.0 million into ShiftMed’s preferred Series E-2 equity financing round as part of the same co-investment transaction which occurred on March 21, 2024.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$55,250,000	$67,456,296	56.4%	$49,500,000	$54,401,998	63.4%
Junior secured convertible notes	2,982,762	2,982,762	2.5%	—	—	—
Preferred stock investments	34,582,656	47,616,440	39.8%	23,582,657	30,158,406	35.1%
Common stock investments	796,904	308,085	0.3%	796,904	796,904	0.9%
Warrants	501,824	1,158,843	1.0%	501,824	501,824	0.6%
Total	$94,114,146	$119,522,426	100.0%	$74,381,385	$85,859,132	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Enterprise SaaS	50.0%	62.2%
Technology-Enabled Marketplace	19.2%	21.6%
Healthcare	28.0%	15.0%
Software Tools	2.8%	1.2%
Total	100.0%	100.0%

As of and for the three and six months ended June 30, 2025, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended June 30, 2025	Percentage of Total Investment Income for six months ended June 30, 2025	Percentage of Total Assets as of June 30, 2025
Mediafly, Inc.	76.7%	80.5%	46.5%
CareSave Technologies, Inc. (d/b/a ShiftMed)	4.8%	2.5%	17.8%

As of December 31, 2024 and for the three and six months ended June 30, 2024, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended June 30, 2024	Percentage of Total Investment Income for six months ended June 30, 2024	Percentage of Total Assets as of December 31, 2024
Mediafly, Inc.	93.3%	92.0%	54.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	—	—	19.0%

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

Transactions related to investments in non-controlled / affiliated companies for the three and six months ended June 30, 2025 were as follows:

Portfolio Company	Type of Asset	Fair value as of March 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2025	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$—	$6,999,999	$—	$2,607,369	$9,607,368	$—
Integrative Life Network, LLC	Common stock investments	796,904	—	—	(488,819)	308,085	—
Istios Health, LLC	Preferred stock investments	—	4,000,000	—	—	4,000,000	—
Korio, Inc.	Preferred stock investments	3,500,000	—	—	—	3,500,000	—
Peregrine Health, Inc.	Preferred stock investments	8,083,176	—	—	2,483,330	10,566,506	—
Peregrine Health, Inc.	Warrants	501,824	—	—	657,019	1,158,843	—
Total Investments		$12,881,904	$10,999,999	$—	$5,258,899	$29,140,802	$—

Portfolio Company	Type of Asset	Fair value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2025	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$—	$6,999,999	$—	$2,607,369	$9,607,368	$—
Integrative Life Network, LLC	Common stock investments	796,904	—	—	(488,819)	308,085	—
Istios Health, LLC	Preferred stock investments	—	4,000,000	—	—	4,000,000	—
Korio, Inc.	Preferred stock investments	3,500,000	—	—	—	3,500,000	—
Peregrine Health, Inc.	Preferred stock investments	8,083,176	—	—	2,483,330	10,566,506	—
Peregrine Health, Inc.	Warrants	501,824	—	—	657,019	1,158,843	—
Total Investments		$12,881,904	$10,999,999	$—	$5,258,899	$29,140,802	$—

Transactions related to investments in non-controlled / affiliated companies for the three and six months ended June 30, 2024 were as follows:

Portfolio Company	Type of Asset	Fair value as of March 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$5,881,904	$—	$—	$—	$5,881,904	$—
Total Investments		$5,881,904	$—	$—	$—	$5,881,904	$—

Portfolio Company	Type of Asset	Fair value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$4,368,028	$1,125,000	$—	$388,876	$5,881,904	$—
Total Investments		$4,368,028	$1,125,000	$—	$388,876	$5,881,904	$—

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following tables present the fair value hierarchy of the Company’s investments as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$67,456,296	$67,456,296
Junior secured convertible notes	—	—	2,982,762	2,982,762
Preferred stock investments	—	—	47,616,440	47,616,440
Common stock investments	—	—	308,085	308,085
Warrants	—	—	1,158,843	1,158,843
Total investments before cash equivalents	$—	$—	$119,522,426	$119,522,426
Money market treasury fund	250,156	—	—	250,156
Total investments after cash equivalents	$250,156	$—	$119,522,426	$119,772,582

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$54,401,998	$54,401,998
Preferred stock investments	—	—	30,158,406	30,158,406
Common stock investments	—	—	796,904	796,904
Warrants	—	—	501,824	501,824
Total investments before cash equivalents	$—	$—	$85,859,132	$85,859,132
Money market treasury fund	5,783,352	—	—	5,783,352
Total investments after cash equivalents	$5,783,352	$—	$85,859,132	$91,642,484

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30, 2025
	Senior secured convertible notes	Junior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$63,541,281	$—	$30,722,433	$796,904	$501,824	$95,562,442
Purchases of investments	1,000,000	3,000,000	10,999,999	—	—	14,999,999
Proceeds from deferred loan fees	—	(18,000)	—	—	—	(18,000)
Amortization of deferred loan fees	—	762	—	—	—	762
Net change in unrealized gain (loss)	2,915,015	—	5,894,008	(488,819)	657,019	8,977,223
Fair value, end of period	$67,456,296	$2,982,762	$47,616,440	$308,085	$1,158,843	$119,522,426
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2025	$2,915,015	$—	$5,894,008	$(488,819)	$657,019	$8,977,223

	For the six months ended June 30, 2025
	Senior secured convertible notes	Junior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$54,401,998	$—	$30,158,406	$796,904	$501,824	$85,859,132
Purchases of investments	5,750,000	3,000,000	10,999,999	—	—	19,749,999
Proceeds from deferred loan fees	—	(18,000)	—	—	—	(18,000)
Amortization of deferred loan fees	—	762	—	—	—	762
Net change in unrealized gain (loss)	7,304,298	—	6,458,035	(488,819)	657,019	13,930,533
Fair value, end of period	$67,456,296	$2,982,762	$47,616,440	$308,085	$1,158,843	$119,522,426
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2025	$7,304,298	$—	$6,458,035	$(488,819)	$657,019	$13,930,533

	For the three months ended June 30, 2024
	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$48,010,841	$12,084,295	$60,095,136
Purchases of investments	—	7,000,040	7,000,040
Net change in unrealized gain (loss)	—	3,708,375	3,708,375
Fair value, end of period	$48,010,841	$22,792,710	$70,803,551
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2024	$—	$3,708,375	$3,708,375

	For the six months ended June 30, 2024
	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$47,827,750	$4,368,028	$52,195,778
Purchases of investments	—	13,124,481	13,124,481
Net change in unrealized gain (loss)	183,091	5,300,201	5,483,292
Fair value, end of period	$48,010,841	$22,792,710	$70,803,551
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2024	$183,091	$5,300,201	$5,483,292

There were no transfers into or out of Level 3 of the fair value hierarchy for the three and six months ended June 30, 2025 and 2024.

The following provides information on Level 3 investments held by the Company that were valued at June 30, 2025, and December 31, 2024, based on unobservable inputs.

	Fair Value as of June 30, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$67,456,296	Discounted expected return	Discount rate	27.7% - 42.1% (41.1%)	Decrease
			Term	0.5 - 2.3 Years (1.3 Years)	Decrease
Junior secured convertible notes	2,982,762	Recent transaction	Transaction price	N/A	N/A
Preferred stock investments	19,942,566	Discounted expected return	Discount rate	12.5% - 12.5% (12.5%)	Decrease
			Term	0.8 - 2.3 Years (1.6 Years)	Decrease
Preferred stock investments	7,500,000	Recent transaction	Transaction price	N/A	N/A
Preferred stock investments	20,173,874	Black Scholes Option Pricing Model	Volatility	55.0% - 87.5% (70.0%)	Increase
			Estimated time to exit (in years)	3.0 - 5.0 Years (4.0 Years)	Decrease
			Revenue Multiples	2.3 - 4.0 (3.1)	Increase
Common stock investments	308,085	Black Scholes Option Pricing Model	Volatility	35.0% - 35.0% (35.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
			Revenue Multiples	1.0 - 1.0 (1.0)	Increase
Warrants	1,158,843	Black Scholes Option Pricing Model	Volatility	55.0% - 55.0% (55.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
			Revenue Multiples	2.3 - 2.3 (2.3)	Increase
Total	$119,522,426

1.
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
2.
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

1.
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.
2.
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of June 30, 2025 or December 31, 2024.

Additionally, from time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of June 30, 2025, the Company has committed but not yet funded up to $7 million in a secondary transaction with third-party investors of ChartSpan in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing. As of December 31, 2024, the Company had no investments that were committed but not yet funded.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As of June 30, 2025 and December 31, 2024, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value.

The following table summarizes transactions in Shares for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Shares
Subscriptions	185,094	$5,762,000	313,506	$8,558,720
Net increase (decrease)	185,094	$5,762,000	313,506	$8,558,720

	For the Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Shares
Subscriptions	501,202	$15,191,500	693,509	$18,598,396
Net increase (decrease)	501,202	$15,191,500	693,509	$18,598,396

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

The following table summarizes each NAV per Share as of the dates listed below:

NAV Per Share
As of	Shares
July 12, 2023	$25.00
August 24, 2023	25.00
September 30, 2023	25.58
December 31, 2023	26.42
March 31, 2024	27.30
June 30, 2024	28.60
September 30, 2024	29.54
December 31, 2024	29.83
March 31, 2025	31.13

Distributions

On June 27, 2025, the Company declared a cash distribution of $0.02 per share to shareholders of record as of June 30, 2025, for a total amount of $73,252. The distribution was paid on July 16, 2025. The Company did not make any other distributions to its shareholders during the three and six months ended June 30, 2025.

The Company did not make any distributions to its shareholders for the three and six months ended June 30, 2024.

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

The Company did not make any share repurchases for the three and six months ended June 30, 2025 or June 30, 2024.

Note 9. Financial Highlights

The financial highlights for the six months ended June 30, 2025 and 2024 are as follows:

	For the Six Months Ended June 30,
	2025	2024
Per Share Activity
Net asset value per share attributable to common shareholders, beginning of period	$29.83	$26.42
Net investment income (loss)[1]	0.39	0.09
Net realized and unrealized gain (loss)[1]	3.88	2.09
Net increase (decrease) in net assets resulting from operations	4.27	2.18
Distributions paid (declared) to shareholders	(0.02)	—
Incentive Allocation attributable to the Investment Adviser[1]	(0.92)	—
Net increase (decrease) in net assets attributable to common shareholders	3.33	2.18
Net asset value per share attributable to common shareholders, end of period	$33.16	$28.60
Number of Shares outstanding at end of period	3,662,571	2,727,714
Total return before Incentive Fee and Incentive Allocation2 4	14.31%	9.84%
Total return after Incentive Fee and Incentive Allocation2 4	11.16%	8.26%
Ratios to Average Net Assets Attributable to Common Shareholders:
Net assets attributable to common shareholders, end of period	$121,441,778	$78,010,432
Net investment income (loss) before Incentive Fee and Incentive Allocation3 4	2.53%	3.69%
Net investment income (loss) after Incentive Fee and Incentive Allocation3 4	(0.47)%	2.12%
Total expenses before Incentive Fee and Incentive Allocation3 4	2.95%	3.38%
Total expenses after Incentive Fee and Incentive Allocation3 4	5.95%	4.95%
Portfolio turnover[5]	0.00%	0.00%

1.
Calculated based on weighted average shares outstanding during the period.
2.
Total return is not annualized and represents the total return for the six months ended June 30, 2025 and 2024 before and after the Incentive Fee/Allocation. Total return displayed is net of all fees, including all operating expenses such as management fees and general and administrative expenses. Total return after Incentive Fee/Allocation is calculated as the change in net asset value (“NAV”) per Share attributable to common shareholders divided by the beginning NAV per Share attributable to common shareholders (which for the purposes of this calculation is equal to the net offering price in effect at that time).
3.
The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fee/ incentive allocation).
4.
As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation. As such, for the six months ended June 30, 2025, the ratio presented is before and after the Incentive Allocation and for the six months ended June 30, 2024, the ratio presented is before and after the Incentive Fee.
5.
No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of July 1, 2025, the Company sold 333,797 Shares at a NAV price of $33.16 per Share (with the final number of Shares being determined on July 23, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $11,068,699.

Distributions

On July 16, 2025, the Company paid the distribution of $0.02 per share to shareholders of record as of June 30, 2025, for a total amount of $73,252.

Other Events

On July 22, 2025, the Company and the Investment Adviser received a new co-investment exemptive order from the SEC. The order permits certain joint transactions that would otherwise be prohibited under Section 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. Specifically, the exemptive relief allows one or more closed-end management companies (including the Company) to participate in co-investment opportunities alongside affiliated investment vehicles, subject to the conditions set forth in the order, including oversight (and in certain limited cases, approval) by the Board and compliance with established allocation procedures designed to ensure fair and equitable treatment of all participating entities.

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

•
all costs and expenses attributable to acquiring or originating, holding, and disposing of investments;
•
the actual costs incurred by the Investment Adviser or third party engaged by the Investment Adviser in connection with management and servicing of the Company’s investments, as applicable, provided that the Company’s responsibility for such costs shall be limited to an amount that is usual and customary for the provision of such services in the geographic area of the investment, as applicable;
•
legal, accounting, auditing, banking, consulting, and other fees and expenses, including reimbursement to the Investment Adviser for the cost of specific services provided by the Investment Adviser or its affiliates, which would otherwise be provided by third party experts such as tax and legal services;
•
all reasonable out-of-pocket fees and expenses incurred by the Company, the Investment Adviser, or their respective affiliates, partners, agents, officers, and employees relating to the investigation of investment, syndication, and investment repayment opportunities for the Company, whether or not consummated, and the fees and expenses of due diligence associated therewith;
•
the fees payable to the Investment Adviser, or any of their respective affiliates for services provided, including the Management Fee and Incentive Fee (refer below for additional discussion regarding the Incentive Allocation);
•
any taxes, fees, and other governmental charges levied against the Company; and
•
all other expenses incurred by the Investment Adviser or any of its affiliates in connection with administering the Company’s business, including expenses incurred by the Investment Adviser, or any of its affiliates in performing administrative services for the Company, and the cost of any third-party service providers, including any sub-administrator, transfer agent, or custodian engaged to assist the Investment Adviser or any of its affiliates with the provision of administrative services for the Company or on the Company’s behalf.

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

As of June 30, 2025 and December 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of June 30, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the three and six months ended June 30, 2025 or 2024.

Portfolio and Investment Activity

For the six months ended June 30, 2025, the Company acquired $19.7 million aggregate principal amount of investments as further described below.

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

On March 3, 2025, April 14, 2025 and May 28, 2025, the Company invested $0.5 million into a senior secured convertible note of Pointivo, Inc. (“Pointivo”), bringing the total investment amount to $2.5 million as of June 30, 2025. The follow-on investments have the same terms as the existing outstanding senior secured convertible note, which carries an interest rate of 10% and matures on December 31, 2025. Pointivo is an early-stage company enabling superior large asset maintenance and construction by creating detailed digital twins that enable high-fidelity inspection.

On April 4, 2025, the Company made an investment of $3.0 million into CareSave Technologies, Inc.'s (d/b/a ShiftMed) (“ShiftMed”) Convertible Mezzanine Debt Facility (the “Facility”) as part of a co-investment transaction with an affiliated fund in reliance on SEC co-investment exemptive relief. This Facility is subordinate to an existing asset-based lending facility and senior to all other securities on the ShiftMed capitalization table. The Facility has an interest rate of 10.5%, which is expected to be distributed quarterly, a term of 5 years, and a feature that enables it to convert to an equity investment. The first 30 months are interest-only, followed by a 30-month amortization period. ShiftMed is a technology-enabled marketplace within the healthcare industry designed to connect skilled workers (caregivers and nurses) with available shifts at acute and post-acute care facilities. A recent product launch, ShiftMed Flex, positions the company as a broader workforce solution platform, handling both internal and external employees for their customers. The platform makes it easier for facilities to staff shifts, which drives compliance and quality of care.

On June 6, 2025, the Company made an investment of $4.0 million into Istios Health, LLC’s (“Istios”) Preferred Series Seed equity financing round. The investment was consummated in connection with the merger of Istios and a provider of infectious disease-focused telehealth and in-person rounding services. The combined entity is expected to operate as a specialty virtual telehealth platform serving acute and post-acute care facilities, with an additional strategic focus on the collection and utilization of clinical data to enhance provider workflows and inform process optimization.

On June 18, 2025, the Company and an affiliated fund entered into binding purchase agreements with third-party investors of ChartSpan Medical Technologies, Inc. (“ChartSpan”). The Company and an affiliated fund have agreed to purchase the investors’ existing shares of ChartSpan in a secondary transaction. As the transaction is an off-market transaction, the Company expects the investment to be immediately accretive to the Company when funded. The amount that will be purchased by the Company and affiliated fund is $20.0 million in aggregate. The amounts allocated to the Company and the affiliated fund are dependent on various matters, including capital availability at the dates of funding. The Company funded $7.0 million on June 18, 2025 and the unfunded amounts are expected to be funded by the Company and the affiliated fund at a later date.

For the six months ended June 30, 2024, the Company acquired $13.1 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investments:
Total investments, beginning of period	$79,131,385	$55,881,345	$74,381,385	$49,756,904
New investments purchased	14,999,999	7,000,040	19,749,999	13,124,481
Proceeds from deferred loan fees	(18,000)	—	(18,000)	—
Amortization of deferred loan fees	762	—	762	—
Investments sold	—	—	—	—
Total Investments, End of Period	$94,114,146	$62,881,385	$94,114,146	$62,881,385

Number of portfolio companies	9	3	9	3

Our investments consisted of the following:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$55,250,000	$67,456,296	56.4%	$49,500,000	$54,401,998	63.4%
Junior secured convertible notes	2,982,762	2,982,762	2.5%	—	—	—
Preferred stock investments	34,582,656	47,616,440	39.8%	23,582,657	30,158,406	35.1%
Common stock investments	796,904	308,085	0.3%	796,904	796,904	0.9%
Warrants	501,824	1,158,843	1.0%	501,824	501,824	0.6%
Total	$94,114,146	$119,522,426	100.0%	$74,381,385	$85,859,132	100.0%

Our weighted average yields on the convertible notes as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average yields, at amortized cost:
Senior secured convertible notes	10.2%	10.0%
Junior secured convertible notes	10.5%	—
Total convertible notes	10.2%	10.0%

The weighted average yield of our income producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective period-end. There can be no assurance that the weighted average yield will remain at its current level.

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Enterprise SaaS	50.0%	62.2%
Technology-Enabled Marketplace	19.2%	21.6%
Healthcare	28.0%	15.0%
Software Tools	2.8%	1.2%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$94,114,146	$119,522,426	100.0%	$74,381,385	$85,859,132	100.0%
Total	$94,114,146	$119,522,426	100.0%	$74,381,385	$85,859,132	100.0%

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

•
assessment of success of the Portfolio Company in adhering to its business plan, underwriting expectations, and financial projections;
•
periodic and regular contact with Portfolio Company management to discuss financial position, requirements and accomplishments;

•
participation at Board meetings through a designated seat or as an observer;
•
comparisons to other companies in the Portfolio Company’s industry; and
•
review of monthly or quarterly financial statements and financial metrics for Portfolio Companies.

Pipeline Considerations

Below is the near-term pipeline of potential deals, of which the Company is considering as of June 30, 2025. Note that all deals listed are speculative and for illustrative purposes. There is no guarantee any of the deals listed will be executed as listed below:

Company Profile	Estimated Investment Timing	Projected Investment Amount
Chronic Care Management Technology – Secondary Transaction	2H 2025	Up to $7.0 million
End-to-End Event Management Platform	2H 2025	$3.0 million
Healthcare Data Analytics Platform	2H 2025	$2.5 million
High-risk Cardiac Patient Value-Based Care Platform	2H 2025	$2.5 million
Chronic Care Management Technology – Primary Transaction	2H 2025	$2.0 million
Medicare Advantage Insurance Solution	2H 2025	$1.3 million

Results of Operations and Net Assets Attributable to Common Shareholders

The following table represents the operating results for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$1,597,640	$1,219,444	$3,029,531	$2,473,155
Net expenses	986,607	1,372,065	1,630,436	2,281,774
Net investment income (loss)	611,033	(152,621)	1,399,095	191,381
Net unrealized gain (loss)	8,977,223	3,708,375	13,930,533	5,483,292
Net realized gain (loss)	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,588,256	$3,555,754	$15,329,628	$5,674,673
Incentive Allocation attributable to the Investment Adviser	2,077,107	—	3,324,590	—
Net Increase (Decrease) in Net Assets Attributable to Common Shareholders	$7,511,149	$3,555,754	$12,005,038	$5,674,673

Net increase (decrease) in net assets resulting from operations and net assets attributable to common shareholders can vary from period to period as a result of various factors, including the level and type of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes. For the three and six months ended June 30, 2025, the Incentive Allocation is displayed as a separate line item below net assets resulting from operations. As such, for the three and six months ended June 30, 2024, the Incentive Fee is characterized within net expenses.

Investment Income

Investment income for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$1,597,640	$1,219,444	$3,029,531	$2,473,155
Total Investment Income	$1,597,640	$1,219,444	$3,029,531	$2,473,155

For the three and six months ended June 30, 2025, total investment income was $1,597,640 and $3,029,531, respectively. For the three and six months ended June 30, 2024, total investment income was $1,219,444 and $2,473,155, respectively. This was primarily driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$502,433	$315,485	$945,534	$577,757
Incentive fees	—	741,675	—	1,096,658
Professional fees	350,514	175,263	422,820	336,245
Board of Trustees’ fees	63,000	65,558	128,587	131,298
Administration fees	45,737	48,723	83,871	83,154
Other general and administrative expenses	24,923	25,361	49,624	56,662
Total expenses	$986,607	$1,372,065	$1,630,436	$2,281,774

Management Fees

For the three and six months ended June 30, 2025, management fees were $502,433 and $945,534, respectively. For the three and six months ended June 30, 2024, management fees were $315,485 and $577,757, respectively. Management Fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees (for periods prior to January 1, 2025)

For the three and six months ended June 30, 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. For the three and six months ended June 30, 2024, the Company recorded Incentive Fee expense of $741,675 and $1,096,658, respectively.

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

In determining the Incentive Fee payable to the Investment Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. The net sales price shall include all cash received related to the portfolio asset throughout the asset's life, including amounts recorded as interest income on convertible notes or debt investments subsequent to July 1, 2024. The original cost shall include all cash that was deployed into the portfolio asset, which would not include converted interest on convertible notes or paid-in-kind interest (“PIK”) on debt investments. Cumulative aggregate realized capital gains and cumulative aggregate realized capital losses will only include cash flows associated with assets that have been sold. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments.

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

Income Taxes

The Company has elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three and six months ended June 30, 2025 and 2024, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$8,977,223	$3,708,375	$13,930,533	$5,483,292
Net Change in Unrealized Gain (Loss) on Investments	$8,977,223	$3,708,375	$13,930,533	$5,483,292

The net change in unrealized gains for the three and six months ended June 30, 2025 and 2024 was due to the appreciation of value in the Company’s portfolio investments.

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

•
“Aggregate Unrealized Capital Depreciation” means the sum of the difference, if negative, between the valuation of each investment as of an applicable calculation date as reasonably determined by the Investment Adviser as valuation designee and the Original Cost of such investment.
•
“Capital Account” means an account established on the books and records of the Company for each of the Company’s shareholders and for the Investment Adviser with respect to the Incentive Allocation.
•
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
•
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
•
“Cumulative Realized Gain Amount” means the Company’s Cumulative Aggregate Realized Capital Gains, less Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation. The Cumulative Realized Gain Amount and the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.
•
“Net Sales Price” means all cash received by the Company related to an investment, including amounts recorded as interest income on convertible notes or debt investments, since January 1, 2025.
•
“Original Cost” means all cash that was deployed into an investment by the Company, excluding any converted interest on convertible notes or PIK on debt investments.

For the three and six months ended June 30, 2025, the Company recorded an Incentive Allocation of $2,077,107 and $3,324,590, respectively. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation reduced the amount of net assets attributable to common shareholders and increased the Incentive Allocation attributable to the Investment Adviser commensurately. Note that interest of $77,000 earned during the three months ended June 30, 2025 on the ShiftMed junior secured convertible note investment was intentionally excluded from the incentive allocation calculation. This waiver was approved by the Board on July 14, 2025. For the three and six months ended June 30, 2024, the Company recorded an Incentive Allocation of $0 as the Company was not subject to the Incentive Allocation but rather was subject to the Incentive Fee as further described above. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

The following table represents the Incentive Allocation attributable to the Investment Adviser for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Incentive allocation attributable to the Investment Adviser	$2,077,107	$—	$3,324,590	$—
Incentive Allocation Attributable to the Investment Adviser	$2,077,107	$—	$3,324,590	$—

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

The following table sets forth Share issuances life-to-date through the period ended June 30, 2025.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500
April 1, 2025	$31.13	185,094	$5,762,000

On June 27, 2025, the Company declared a cash distribution of $0.02 per share to shareholders of record as of June 30, 2025, for a total amount of $73,252. The distribution was paid on July 16, 2025.

The Company did not make any distributions to its shareholders for the three and six months ended June 30, 2024. The Company did not make any share repurchases for the three and six months ended June 30, 2025 or June 30, 2024. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations nor any preferred shares as of June 30, 2025 or December 31, 2024. As such, the Company is in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of June 30, 2025, the Company has committed but not yet funded up to $7 million in a secondary transaction with third-party investors of ChartSpan in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing. As of December 31, 2024, the Company had no investments that were committed but not yet funded.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025 and December 31, 2024, management was not aware of any pending or threatened litigation.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement
•
the Expense Support and Conditional Reimbursement Agreement

Further, the Company co-invests from time to time, and intends to continue making co-investments with certain affiliates of the Investment Adviser. See Note 3 – Related Party Transactions.

Recent Developments

Subscriptions

As of July 1, 2025, the Company sold 333,797 Shares at a NAV price of $33.16 per Share (with the final number of Shares being determined on July 23, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $11,068,699.

	NAV	Shares	Amount
July 1, 2025	$33.16	333,797	$11,068,699

Distributions

On July 16, 2025, the Company paid the distribution of $0.02 per share to shareholders of record as of June 30, 2025, for a total amount of $73,252.

Other Events

On July 22, 2025, the Company and the Investment Adviser received a new co-investment exemptive order from the SEC. The order permits certain joint transactions that would otherwise be prohibited under Section 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. Specifically, the exemptive relief allows one or more closed-end management companies (including the Company) to participate in co-investment opportunities alongside affiliated investment vehicles, subject to the conditions set forth in the order, including oversight (and in certain limited cases, approval) by the Board and compliance with established allocation procedures designed to ensure fair and equitable treatment of all participating entities.

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

•
the estimated enterprise value of a Portfolio Company (i.e., the total fair value of the Portfolio Company’s debt and equity);
•
the nature and realizable value of any collateral or expected cash proceeds upon exit;
•
recent transactions of the Portfolio Company or peers;
•
the assessment of the Portfolio Company in adhering to its business plan, underwriting expectations, and financial projections;
•
the markets in which the Portfolio Company does business;
•
a comparison of the Portfolio Company’s securities to any similar publicly traded securities;
•
overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future; and
•
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

•
The quarterly valuation process begins with each Portfolio Company or investment being initially valued by the Investment Adviser in consideration of the factors noted above;
•
Preliminary valuation conclusions are then documented, discussed with, and reviewed by the Valuation Committee of the Investment Adviser;
•
Independent valuation firms are engaged by the Investment Adviser to conduct independent reviews to provide positive assurance on a rotational, sample basis by reviewing the Investment Adviser’s valuations and making their own independent assessment;
•
The Investment Adviser discusses valuations and determines in good faith the fair value of each investment in the portfolio based on input of the Valuation Committee and the applicable independent valuation firm; and
•
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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of June 30, 2025 or December 31, 2024. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

Credit Risk

Credit risk arises from the possibility that borrowers, or counterparties may fail to meet their financial obligations. While we plan to invest, primarily in convertible notes, we may nonetheless be exposed to losses resulting from default. Therefore, the value of the underlying collateral, the creditworthiness of the borrower, and the priority of the convertible notes are each of great importance. The Investment Adviser actively manages this risk by evaluating the creditworthiness and financial condition of borrowers. Additionally, the Investment Adviser diversifies its portfolio of investments to mitigate the impact of any individual credit exposure. While the Investment Adviser believes that the credit risk exposure is manageable, changes in economic conditions or customer credit profiles could impact the collectability of the receivables and the performance of our investments.

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

Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust
3.2	Bylaws
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIP Ventures Evergreen BDC

By:	/s/ Mark Buffington
Name: Mark Buffington
Title: Chief Executive Officer and Chairman of the Board of Trustees

Date: August 7, 2025

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer

Date: August 7, 2025