Form 10-Q
period 2025-09-30
BIP Ventures Evergreen BDC
filed 2025-11-07
CIK 1950572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 4,364,449 shares of common stock, $0.01 par value per share, outstanding.

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
•
general economic, logistical and political trends and other external factors, including the impact of a potential prolonged U.S. government shutdown;
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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	September 30, 2025
	(unaudited)	December 31, 2024
Assets
Investments
Non-controlled / non-affiliated investments (cost of $70,233,145 and $61,499,481 at September 30, 2025 and December 31, 2024, respectively)	$91,563,778	$72,977,228
Non-controlled / affiliated investments (cost of $29,348,730 and $12,881,904 at September 30, 2025 and December 31, 2024, respectively)	35,381,205	12,881,904
Total investments, at fair value (cost of $99,581,875 and $74,381,385 at September 30, 2025 and December 31, 2024, respectively)	126,944,983	85,859,132
Cash and cash equivalents	4,685,580	5,783,352
Interest receivable	10,224,719	6,144,693
Prepaid expenses	115,651	—
Total assets	$141,970,933	$97,787,177
Liabilities
Management fees payable	$559,516	$392,167
Incentive fees payable	2,780,956	2,780,956
Accrued audit and tax fees	180,416	214,350
Accrued expenses and other liabilities	43,499	81,212
Distribution payable	79,928	—
Total liabilities	$3,644,315	$3,468,685
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (3,996,368 and 3,161,369 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	39,964	31,614
Paid-in-capital in excess of par value	108,718,154	82,466,305
Total distributable earnings (losses)	25,578,989	11,820,573
Net assets attributable to common shareholders	134,337,107	94,318,492
Incentive allocation attributable to the Investment Adviser	3,989,511	—
Total net assets	138,326,618	94,318,492
Total liabilities and net assets	$141,970,933	$97,787,177
Net asset value per share attributable to common shareholders (a)	$33.61	$29.83

a.
Calculated using net assets attributable to common shareholders

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations and Incentive Allocation

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,450,278	$1,177,778	$4,219,694	$3,452,778
Other interest income	101,273	91,112	361,387	289,267
Total investment income	1,551,551	1,268,890	4,581,081	3,742,045
Expenses:
Management fees	559,516	356,494	1,505,050	934,251
Incentive fees	—	815,232	—	1,911,890
Professional fees	221,540	160,329	644,359	496,574
Board of Trustees’ fees	64,557	66,951	193,145	198,249
Administration fees	45,310	39,831	129,181	122,985
Other general and administrative expenses	43,976	30,255	93,600	86,917
Total expenses	934,899	1,469,092	2,565,335	3,750,866
Net investment income (loss)	616,652	(200,202)	2,015,746	(8,821)
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	1,181,252	2,898,382	9,852,886	7,992,798
Net change in unrealized gain (loss) on non-controlled / affiliated investments	773,575	—	6,032,475	388,876
Net realized and unrealized gain (loss) on investments	1,954,827	2,898,382	15,885,361	8,381,674
Net increase (decrease) in net assets resulting from operations	$2,571,479	$2,698,180	$17,901,107	$8,372,853
Incentive allocation attributable to the Investment Adviser	664,921	—	3,989,511	—
Net increase (decrease) in net assets attributable to common shareholders	$1,906,558	$2,698,180	$13,911,596	$8,372,853

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at June 30, 2024	2,727,714	$27,277	$69,800,142	$8,183,013	$78,010,432	$—	$78,010,432
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(200,202)	(200,202)	—	(200,202)
Net change in unrealized gain (loss) on investments	—	—	—	2,898,382	2,898,382	—	2,898,382
Issuance of common shares	148,580	1,486	4,247,914	—	4,249,400	—	4,249,400
Total increase for the three months ended September 30, 2024	148,580	1,486	4,247,914	2,698,180	6,947,580	—	6,947,580
Balance at September 30, 2024	2,876,294	$28,763	$74,048,056	$10,881,193	$84,958,012	$—	$84,958,012

Balance at June 30, 2025	3,662,571	$36,626	$97,652,793	$23,752,359	$121,441,778	$3,324,590	$124,766,368
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	616,652	616,652	—	616,652
Net change in unrealized gain (loss) on investments	—	—	—	1,954,827	1,954,827	—	1,954,827
Incentive allocation attributable to the Investment Adviser	—	—	—	(664,921)	(664,921)	664,921	—
Issuance of common shares	333,797	3,338	11,065,361	—	11,068,699	—	11,068,699
Distributions declared to shareholders	—	—	—	(79,928)	(79,928)	—	(79,928)
Total increase for the three months ended September 30, 2025	333,797	3,338	11,065,361	1,826,630	12,895,329	664,921	13,560,250
Balance at September 30, 2025	3,996,368	$39,964	$108,718,154	$25,578,989	$134,337,107	$3,989,511	$138,326,618

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par value	Paid in capital in excess of par	Total distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363	$—	$53,737,363
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(8,821)	(8,821)	—	(8,821)
Net change in unrealized gain (loss) on investments	—	—	—	8,381,674	8,381,674	—	8,381,674
Issuance of common shares	842,089	8,421	22,839,375	—	22,847,796	—	22,847,796
Total increase for the nine months ended September 30, 2024	842,089	8,421	22,839,375	8,372,853	31,220,649	—	31,220,649
Balance at September 30, 2024	2,876,294	$28,763	$74,048,056	$10,881,193	$84,958,012	$—	$84,958,012

Balance at December 31, 2024	3,161,369	$31,614	$82,466,305	$11,820,573	$94,318,492	$—	$94,318,492
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,015,746	2,015,746	—	2,015,746
Net change in unrealized gain (loss) on investments	—	—	—	15,885,361	15,885,361	—	15,885,361
Incentive allocation attributable to the Investment Adviser	—	—	—	(3,989,511)	(3,989,511)	3,989,511	—
Issuance of common shares	834,999	8,350	26,251,849	—	26,260,199	—	26,260,199
Distributions declared to shareholders	—	—	—	(153,180)	(153,180)	—	(153,180)
Total increase for the nine months ended September 30, 2025	834,999	8,350	26,251,849	13,758,416	40,018,615	3,989,511	44,008,126
Balance at September 30, 2025	3,996,368	$39,964	$108,718,154	$25,578,989	$134,337,107	$3,989,511	$138,326,618

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,901,107	$8,372,853
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(9,852,886)	(7,992,798)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(6,032,475)	(388,876)
Amortization of deferred loan fees	(1,664)	—
Proceeds from deferred loan fees	18,000	—
Payments for purchases of investments	(25,216,826)	(19,124,481)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,080,026)	(3,456,052)
(Increase) decrease in prepaid expenses	(115,651)	—
Increase (decrease) in management fees payable	167,349	160,774
Increase (decrease) in incentive fees payable	—	1,911,890
Increase (decrease) in accrued audit and tax fees	(33,934)	57,200
Increase (decrease) in accrued expenses and other liabilities	(37,713)	(47,362)
Net cash provided by (used in) operating activities	(27,284,719)	(20,506,852)
Cash flows from financing activities:
Proceeds from issuance of common shares	26,260,199	22,847,796
Distribution paid	(73,252)	—
Net cash provided by (used in) financing activities	26,186,947	22,847,796

Net change in cash and cash equivalents	(1,097,772)	2,340,944
Cash and cash equivalents, beginning of period	5,783,352	1,045,096
Cash and cash equivalents, end of period	$4,685,580	$3,386,040

Supplemental Disclosure of Cash-Flow Information
Distributions declared during the period	$153,180	$—

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10.0%	3/1/2025 (h)	$48,500,000	$48,500,000	$60,958,114
Healthcare
Kythera Labs, Inc.	Senior Secured Convertible Note	2/11/2025	12.0%	10/1/2027	$3,000,000	4,250,000	4,513,725
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Junior Secured Convertible Note	4/4/2025	10.5%	3/31/2030	$2,983,664	2,983,664	2,983,664
Software Tools
Pointivo, Inc.	Senior Secured Convertible Note	11/12/2024	10.0%	12/31/2025	$2,500,000	2,500,000	2,565,703
Total non-controlled / non-affiliated convertible notes						58,233,664	71,021,206	51.34%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	20,542,572
Total non-controlled / non-affiliated equity investments						11,999,481	20,542,572	14.85%
Total non-controlled / non-affiliated investments						70,233,145	91,563,778	66.19%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
ChartSpan Medical Technologies, Inc.	Series Seed Preferred Stock	6/18/2025	N/A	N/A	1,216,562	1,553,902	2,010,872
ChartSpan Medical Technologies, Inc.	Series Seed 3 Preferred Stock	6/18/2025	N/A	N/A	640,168	817,680	1,063,426
ChartSpan Medical Technologies, Inc.	Series Seed 3A Preferred Stock	6/18/2025	N/A	N/A	1,212,073	1,548,168	2,016,487
ChartSpan Medical Technologies, Inc.	Series Seed 4 Preferred Stock	6/18/2025	N/A	N/A	4,811,406	6,145,558	8,041,629
ChartSpan Medical Technologies, Inc.	Series B-1 Preferred Stock	6/18/2025	N/A	N/A	140,297	179,200	280,744
ChartSpan Medical Technologies, Inc.	Series B-2 Preferred Stock	6/18/2025	N/A	N/A	219,309	280,121	425,217
ChartSpan Medical Technologies, Inc.	Series C-1 Preferred Stock	8/11/2025	N/A	N/A	848,677	1,942,197	1,942,197
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	25,101,825	522,718	200,400
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	13,166,871	274,186	104,954

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedule of Investments

September 30, 2025

(unaudited)

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Istios Health, LLC	Series Seed Preferred Stock	6/6/2025	N/A	N/A	4,000,000	4,000,000	4,000,000
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,500,000
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	6,744,968
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	3,749,489
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	158,378
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	1,142,444
Total non-controlled / affiliated equity investments						29,348,730	35,381,205	25.58%

Total Investments (f)						$99,581,875	$126,944,983	91.77%

Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	4.01%	N/A	4,685,580	$4,685,580	$4,685,580
Total Cash Equivalents						4,685,580	4,685,580	3.39%
Total Investments and Cash Equivalents						$104,267,455	$131,630,563	95.16%

a.
All investments are domiciled in the United States unless otherwise noted.
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
f.
Securities exempt from registration under the Securities Act (as defined in Note 1), and are deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $126.9 million or 91.8% of the Company’s net assets.
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

a.
All investments are domiciled in the United States unless otherwise noted.
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

Management Fee:

The Company pays the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance is the average of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has the discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate. For the three and nine months ended September 30, 2025 and 2024, the Company did not reduce the Management Fee or grant a temporary waiver of the fee.

For the three and nine months ended September 30, 2025, the Company recorded Management Fee expense of $559,516 and $1,505,050, respectively. For the three and nine months ended September 30, 2024, the Company recorded Management Fee expense of $356,494 and $934,251, respectively. The Company has recorded Management Fee payable of $559,516 and $392,167 as of September 30, 2025 and December 31, 2024, respectively.

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

For the three and nine months ended September 30, 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. For the three and nine months ended September 30, 2024, the Company recorded Incentive Fee expense of $815,232 and $1,911,890, respectively. The Company has recorded Incentive Fee payable of $2,780,956 as of September 30, 2025 and December 31, 2024. As the Incentive Fee is no longer incurred by the Company as of January 1, 2025, this Incentive Fee payable has been “frozen” (i.e. “crystallized”) and will remain on the balance sheet until paid by the Company. When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes.

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

For the three and nine months ended September 30, 2025, the Company recorded an Incentive Allocation of $664,921 and $3,989,511, respectively. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation reduced the amount of net assets attributable to common shareholders and increased the Incentive Allocation attributable to the Investment Adviser commensurately. For the three and nine months ended September 30, 2025, the Company earned interest of $80,500 and $157,500, respectively, on the ShiftMed junior secured convertible note investment. This earned interest was intentionally excluded from the Incentive Allocation calculation and the waiver for the three months ended September 30, 2025 was approved by the Board on October 15, 2025. For the three and nine months ended September 30, 2024, the Company recorded an Incentive Allocation of $0 as the Company was not subject to the Incentive Allocation but rather was subject to the Incentive Fee as further described above. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

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

As of September 30, 2025 and December 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of September 30, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred during the three and nine months ended September 30, 2025 or 2024.

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

On July 22, 2025, the Company and the Investment Adviser received a new exemptive order from the SEC under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder (the “Co-Investment Order”) granting relief to permit certain joint transactions that would otherwise be prohibited under Section 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. Specifically, the Co-Investment Order allows one or more closed-end management companies (including the Company) to participate in co-investment opportunities alongside affiliated investment vehicles, subject to the conditions set forth in the order, including oversight (and in certain limited cases, approval) by the Board and compliance with established allocation procedures designed to ensure fair and equitable treatment of all participating entities.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$55,250,000	$68,037,542	53.6%	$49,500,000	$54,401,998	63.4%
Junior secured convertible notes	2,983,664	2,983,664	2.4%	—	—	—
Preferred stock investments	40,049,483	54,475,979	42.9%	23,582,657	30,158,406	35.1%
Common stock investments	796,904	305,354	0.2%	796,904	796,904	0.9%
Warrants	501,824	1,142,444	0.9%	501,824	501,824	0.6%
Total	$99,581,875	$126,944,983	100.0%	$74,381,385	$85,859,132	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Enterprise SaaS	48.0%	62.2%
Technology-Enabled Marketplace	18.6%	21.6%
Healthcare	31.4%	15.0%
Software Tools	2.0%	1.2%
Total	100.0%	100.0%

As of and for the three and nine months ended September 30, 2025, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended September 30, 2025	Percentage of Total Investment Income for nine months ended September 30, 2025	Percentage of Total Assets as of September 30, 2025
Mediafly, Inc.	79.9%	80.3%	42.9%
Caresave Technologies, Inc. (d/b/a ShiftMed)	5.2%	3.4%	16.6%
ChartSpan Medical Technologies, Inc.	—	—	11.1%

As of December 31, 2024 and for the three and nine months ended September 30, 2024, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for three months ended September 30, 2024	Percentage of Total Investment Income for nine months ended September 30, 2024	Percentage of Total Assets as of December 31, 2024
Mediafly, Inc.	92.8%	92.3%	54.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	—	—	19.0%

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

Transactions related to investments in non-controlled / affiliated companies for the three and nine months ended September 30, 2025 were as follows:

Portfolio Company	Type of Asset	Fair value as of June 30, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2025	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$9,607,368	$5,466,827	$—	$706,377	$15,780,572	$—
Integrative Life Network, LLC	Common stock investments	308,085	—	—	(2,731)	305,354	—
Istios Health, LLC	Preferred stock investments	4,000,000	—	—	—	4,000,000	—
Korio, Inc.	Preferred stock investments	3,500,000	—	—	—	3,500,000	—
Peregrine Health, Inc.	Preferred stock investments	10,566,506	—	—	86,329	10,652,835	—
Peregrine Health, Inc.	Warrants	1,158,843	—	—	(16,399)	1,142,444	—
Total Investments		$29,140,802	$5,466,827	$—	$773,576	$35,381,205	$—

Portfolio Company	Type of Asset	Fair value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2025	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$—	$12,466,826	$—	$3,313,746	$15,780,572	$—
Integrative Life Network, LLC	Common stock investments	796,904	—	—	(491,550)	305,354	—
Istios Health, LLC	Preferred stock investments	—	4,000,000	—	—	4,000,000	—
Korio, Inc.	Preferred stock investments	3,500,000	—	—	—	3,500,000	—
Peregrine Health, Inc.	Preferred stock investments	8,083,176	—	—	2,569,659	10,652,835	—
Peregrine Health, Inc.	Warrants	501,824	—	—	640,620	1,142,444	—
Total Investments		$12,881,904	$16,466,826	$—	$6,032,475	$35,381,205	$—

Transactions related to investments in non-controlled / affiliated companies for the three and nine months ended September 30, 2024 were as follows:

Portfolio Company	Type of Asset	Fair value as of June 30, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$5,881,904	$—	$—	$—	$5,881,904	$—
Korio, Inc.	Preferred stock investments	—	3,500,000	—	—	3,500,000	—
Total Investments		$5,881,904	$3,500,000	$—	$—	$9,381,904	$—

Portfolio Company	Type of Asset	Fair value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$4,368,028	$1,125,000	$—	$388,876	$5,881,904	$—
Korio, Inc.	Preferred stock investments	—	3,500,000	—	—	3,500,000	—
Total Investments		$4,368,028	$4,625,000	$—	$388,876	$9,381,904	$—

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following tables present the fair value hierarchy of the Company’s investments as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$68,037,542	$68,037,542
Junior secured convertible notes	—	—	2,983,664	2,983,664
Preferred stock investments	—	—	54,475,979	54,475,979
Common stock investments	—	—	305,354	305,354
Warrants	—	—	1,142,444	1,142,444
Total investments before cash equivalents	$—	$—	$126,944,983	$126,944,983
Money market treasury fund	4,685,580	—	—	4,685,580
Total investments after cash equivalents	$4,685,580	$—	$126,944,983	$131,630,563

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$54,401,998	$54,401,998
Preferred stock investments	—	—	30,158,406	30,158,406
Common stock investments	—	—	796,904	796,904
Warrants	—	—	501,824	501,824
Total investments before cash equivalents	$—	$—	$85,859,132	$85,859,132
Money market treasury fund	5,783,352	—	—	5,783,352
Total investments after cash equivalents	$5,783,352	$—	$85,859,132	$91,642,484

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025
	Senior secured convertible notes	Junior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$67,456,296	$2,982,762	$47,616,440	$308,085	$1,158,843	$119,522,426
Purchases of investments	—	—	5,466,827	—	—	5,466,827
Proceeds from deferred loan fees	—	—	—	—	—	—
Amortization of deferred loan fees	—	902	—	—	—	902
Net change in unrealized gain (loss)	581,246	—	1,392,712	(2,731)	(16,399)	1,954,828
Fair value, end of period	$68,037,542	$2,983,664	$54,475,979	$305,354	$1,142,444	$126,944,983
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2025	$581,246	$—	$1,392,712	$(2,731)	$(16,399)	$1,954,828

	For the nine months ended September 30, 2025
	Senior secured convertible notes	Junior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$54,401,998	$—	$30,158,406	$796,904	$501,824	$85,859,132
Purchases of investments	5,750,000	3,000,000	16,466,826	—	—	25,216,826
Proceeds from deferred loan fees	—	(18,000)	—	—	—	(18,000)
Amortization of deferred loan fees	—	1,664	—	—	—	1,664
Net change in unrealized gain (loss)	7,885,544	—	7,850,747	(491,550)	640,620	15,885,361
Fair value, end of period	$68,037,542	$2,983,664	$54,475,979	$305,354	$1,142,444	$126,944,983
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2025	$7,885,544	$—	$7,850,747	$(491,550)	$640,620	$15,885,361

	For the three months ended September 30, 2024
	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$48,010,841	$22,792,710	$70,803,551
Purchases of investments	2,500,000	3,500,000	6,000,000
Net change in unrealized gain (loss)	1,522,324	1,376,058	2,898,382
Fair value, end of period	$52,033,165	$27,668,768	$79,701,933
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2024	$1,522,324	$1,376,058	$2,898,382

	For the nine months ended September 30, 2024
	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$47,827,750	$4,368,028	$52,195,778
Purchases of investments	2,500,000	16,624,481	19,124,481
Net change in unrealized gain (loss)	1,705,415	6,676,259	8,381,674
Fair value, end of period	$52,033,165	$27,668,768	$79,701,933
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2024	$1,705,415	$6,676,259	$8,381,674

There were no transfers into or out of Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2025 and 2024.

The following provides information on Level 3 investments held by the Company that were valued at September 30, 2025, and December 31, 2024, based on unobservable inputs.

	Fair Value as of September 30, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$68,037,542	Discounted expected return	Discount rate	27.7% - 42.1% (41.1%)	Decrease
			Term	0.3 - 2.0 Years (1.4 Years)	Decrease
Junior secured convertible notes	2,983,664	Recent transaction	Transaction price	N/A	N/A
Preferred stock investments	54,475,979	Discounted expected return	Discount rate	12.5% - 12.5% (12.5%)	Decrease
			Term	0.5 - 2.0 Years (1.3 Years)	Decrease
		Recent transaction	Transaction price	N/A	N/A
		Market approach	Revenue Multiples	2.3 - 2.3 (2.3)	Increase
			Volatility	55.0% - 65.0% (61.0%)	Increase
			Estimated time to exit (in years)	3.0 - 5.0 Years (4.2 Years)	Decrease
Common stock investments	305,354	Market approach	Revenue Multiples	1.3 - 1.3 (1.3)	Increase
			Volatility	35.0% - 35.0% (35.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Warrants	1,142,444	Market approach	Revenue Multiples	2.3 - 2.3 (2.3)	Increase
			Volatility	55.0% - 55.0% (55.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Total	$126,944,983

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

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]

Senior secured convertible notes	$54,401,998	Discounted expected return	Discount rate	43.1% - 43.1% (43.1%)	Decrease
			Term	0.9 - 2.4 Years (1.5 Years)	Decrease
		Recent transaction	Transaction price	N/A	N/A
Preferred stock investments	30,158,406	Discounted expected return	Discount rate	11.7% - 11.7% (11.7%)	Decrease
			Term	1.0 - 3.3 Years (2.2 Years)	Decrease
		Recent transaction	Transaction price	N/A	N/A
Common stock investments	796,904	Recent transaction	Transaction price	N/A	N/A
Warrants	501,824	Recent transaction	Transaction price	N/A	N/A
Total	$85,859,132

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

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of September 30, 2025 or December 31, 2024.

Additionally, from time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of September 30, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing. As of December 31, 2024, the Company had no investments that were committed but not yet funded.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As of September 30, 2025 and December 31, 2024, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value.

The following table summarizes transactions in Shares for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Shares
Subscriptions	333,797	$11,068,699	148,580	$4,249,400
Net increase (decrease)	333,797	$11,068,699	148,580	$4,249,400

	For the Nine Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Shares
Subscriptions	834,999	$26,260,199	842,089	$22,847,796
Net increase (decrease)	834,999	$26,260,199	842,089	$22,847,796

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

The following table summarizes each NAV per Share as of the dates listed below:

As of	NAV Per Share
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60
September 30, 2024	$29.54
December 31, 2024	$29.83
March 31, 2025	$31.13
June 30, 2025	$33.16
September 30, 2025	$33.61

Distributions

On September 25, 2025, the Company declared a cash distribution of $0.02 per share to shareholders of record as of September 30, 2025, for a total amount of $79,928. The distribution was paid on October 16, 2025. On June 27, 2025, the Company declared a cash distribution of $0.02 per share to shareholders of record as of June 30, 2025, for a total amount of $73,252. The distribution was paid on July 16, 2025. The Company did not make any other distributions to its shareholders during the three and nine months ended September 30, 2025.

The Company did not make any distributions to its shareholders for the three and nine months ended September 30, 2024.

Share Repurchase Program

The Company does not intend to list its Shares on a securities exchange and does not expect there to be a public market for its Shares.

Three years after the date on which the Company broke escrow for the initial Private Offering of Shares, which was on August 24, 2023, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to repurchase annually between 4% and 9% of outstanding Shares (by number of Shares). Under the share repurchase program, to the extent the Company offers to repurchase Shares during an annual period, the Company expects to repurchase Shares pursuant to tender offers as of the applicable quarter-end using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. The repurchase request period will be 20 business days after the repurchase offer has been announced. The repurchase of Shares will not occur until at least 60 days after the shareholder has notified the Company in writing of their intention to tender. Further, the repurchase price will not be established until at least 60 days after receipt of the shareholder’s intention to tender.

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

The Company did not make any share repurchases for the three and nine months ended September 30, 2025 or September 30, 2024.

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2025 and 2024 are as follows:

	For the Nine Months Ended September 30,
	2025	2024
Per Share Activity
Net asset value per share attributable to common shareholders, beginning of period	$29.83	$26.42
Net investment income (loss)[1]	0.55	0.02
Net realized and unrealized gain (loss)[1]	4.36	3.10
Net increase (decrease) in net assets resulting from operations	4.91	3.12
Distributions paid (declared) to shareholders	(0.04)	—
Incentive Allocation attributable to the Investment Adviser[1]	(1.09)	—
Net increase (decrease) in net assets attributable to common shareholders	3.78	3.12
Net asset value per share attributable to common shareholders, end of period	$33.61	$29.54
Number of Shares outstanding at end of period	3,996,368	2,876,294
Total return before Incentive Fee and Incentive Allocation2 4	16.46%	14.47%
Total return after Incentive Fee and Incentive Allocation2 4	12.81%	11.81%
Ratios to Average Net Assets Attributable to Common Shareholders:
Net assets attributable to common shareholders, end of period	$134,337,107	$84,958,012
Net investment income (loss) before Incentive Fee and Incentive Allocation3 4	2.27%	3.42%
Net investment income (loss) after Incentive Fee and Incentive Allocation3 4	(1.11)%	0.85%
Total expenses before Incentive Fee and Incentive Allocation3 4	2.90%	3.29%
Total expenses after Incentive Fee and Incentive Allocation3 4	6.28%	5.87%
Portfolio turnover[5]	0.00%	0.00%

1.
Calculated based on weighted average shares outstanding during the period.
2.
Total return is not annualized and represents the total return for the nine months ended September 30, 2025 and 2024 before and after the Incentive Fee/Allocation. Total return displayed is net of all fees, including all operating expenses such as management fees and general and administrative expenses. Total return after Incentive Fee/Allocation is calculated as the change in net asset value (“NAV”) per Share attributable to common shareholders divided by the beginning NAV per Share attributable to common shareholders (which for the purposes of this calculation is equal to the net offering price in effect at that time).
3.
The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fee/ incentive allocation).
4.
As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation. As such, for the nine months ended September 30, 2025, the ratio presented is before and after the Incentive Allocation and for the nine months ended September 30, 2024, the ratio presented is before and after the Incentive Fee.
5.
No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of October 1, 2025, the Company sold 368,081 Shares at a price of $33.61 per Share (with the final number of Shares being determined on October 15, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $12,371,200.

Distributions

On October 16, 2025, the Company paid the distribution of $0.02 per share to shareholders of record as of September 30, 2025, for a total amount of $79,928.

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

As of September 30, 2025 and December 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of September 30, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the three and nine months ended September 30, 2025 or 2024.

Portfolio and Investment Activity

For the nine months ended September 30, 2025, the Company acquired $25.2 million aggregate principal amount of investments as further described below.

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

On March 3, 2025, April 14, 2025 and May 28, 2025, the Company invested $0.5 million into a senior secured convertible note of Pointivo, Inc. (“Pointivo”), bringing the total investment amount to $2.5 million as of September 30, 2025. The follow-on investments have the same terms as the existing outstanding senior secured convertible note, which carries an interest rate of 10% and matures on December 31, 2025. Pointivo is an early-stage company enabling superior large asset maintenance and construction by creating detailed digital twins that enable high-fidelity inspection.

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

On June 18, 2025 and September 3, 2025, the Company invested $7.0 million and $3.5 million, respectively, into ChartSpan Medical Technologies, Inc. (“ChartSpan”) as part of a secondary transaction, in which the Company and an affiliated fund purchased existing shares from third-party investors. The Company intends to fund up to $3.5 million at a later date to complete the secondary purchases. On August 12, 2025, the Company invested $1.9 million in ChartSpan's Preferred Series C equity financing round. ChartSpan partners with health systems to provide virtual care to Medicare patients managing chronic illness.

For the nine months ended September 30, 2024, the Company acquired $19.1 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investments:
Total investments, beginning of period	$94,114,145	$62,881,385	$74,381,385	$49,756,904
New investments purchased	5,466,827	6,000,000	25,216,826	19,124,481
Proceeds from deferred loan fees	—	—	(18,000)	—
Amortization of deferred loan fees	902	—	1,664	—
Investments sold	—	—	—	—
Total Investments, End of Period	$99,581,874	$68,881,385	$99,581,875	$68,881,385

Number of portfolio companies	9	4	9	4

Our investments consisted of the following:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$55,250,000	$68,037,542	53.6%	$49,500,000	$54,401,998	63.4%
Junior secured convertible notes	2,983,664	2,983,664	2.4%	—	—	—
Preferred stock investments	40,049,483	54,475,979	42.9%	23,582,657	30,158,406	35.1%
Common stock investments	796,904	305,354	0.2%	796,904	796,904	0.9%
Warrants	501,824	1,142,444	0.9%	501,824	501,824	0.6%
Total	$99,581,875	$126,944,983	100.0%	$74,381,385	$85,859,132	100.0%

Our weighted average yields on the convertible notes as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average yields, at amortized cost:
Senior secured convertible notes	10.2%	10.0%
Junior secured convertible notes	10.5%	—
Total convertible notes	10.2%	10.0%

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

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Enterprise SaaS	48.0%	62.2%
Technology-Enabled Marketplace	18.6%	21.6%
Healthcare	31.4%	15.0%
Software Tools	2.0%	1.2%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$99,581,875	$126,944,983	100.0%	$74,381,385	$85,859,132	100.0%
Total	$99,581,875	$126,944,983	100.0%	$74,381,385	$85,859,132	100.0%

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

Pipeline Considerations

Below is the near-term pipeline of potential deals, of which the Company is considering as of September 30, 2025. Note that all deals listed are speculative and for illustrative purposes. There is no guarantee any of the deals listed will be executed as listed below:

Company Profile	Estimated Investment Timing	Projected Investment Amount
Chronic Care Management Technology – Secondary Transaction	2H 2025	Up to $3.5 million
End-to-End Event Management Platform	2H 2025	$3.5 million
Healthcare Data Analytics Platform	2H 2025	$2.5 million
High-risk Cardiac Patient Value-Based Care Platform	1H 2026	$2.5 million
Medicare Advantage Insurance Solution	1H 2026	$1.3 million

Results of Operations and Net Assets Attributable to Common Shareholders

The following table represents the operating results for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$1,551,551	$1,268,890	$4,581,081	$3,742,045
Net expenses	934,899	1,469,092	2,565,335	3,750,866
Net investment income (loss)	616,652	(200,202)	2,015,746	(8,821)
Net unrealized gain (loss)	1,954,827	2,898,382	15,885,361	8,381,674
Net realized gain (loss)	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,571,479	$2,698,180	$17,901,107	$8,372,853
Incentive Allocation attributable to the Investment Adviser	664,921	—	3,989,511	—
Net Increase (Decrease) in Net Assets Attributable to Common Shareholders	$1,906,558	$2,698,180	$13,911,596	$8,372,853

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

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes. For the three and nine months ended September 30, 2025, the Incentive Allocation is displayed as a separate line item below net assets resulting from operations. As such, for the three and nine months ended September 30, 2024, the Incentive Fee is characterized within net expenses.

Investment Income

Investment income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,551,551	$1,268,890	$4,581,081	$3,742,045
Total Investment Income	$1,551,551	$1,268,890	$4,581,081	$3,742,045

For the three and nine months ended September 30, 2025, total investment income was $1,551,551 and $4,581,081, respectively. For the three and nine months ended September 30, 2024, total investment income was $1,268,890 and $3,742,045, respectively. This was primarily driven by accrued interest on the secured convertible note investments.

Expenses

Expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$559,516	$356,494	$1,505,050	$934,251
Incentive fees	—	815,232	—	1,911,890
Professional fees	221,540	160,329	644,359	496,574
Board of Trustees’ fees	64,557	66,951	193,145	198,249
Administration fees	45,310	39,831	129,181	122,985
Other general and administrative expenses	43,976	30,255	93,600	86,917
Total expenses	$934,899	$1,469,092	$2,565,335	$3,750,866

Management Fees

For the three and nine months ended September 30, 2025, management fees were $559,516 and $1,505,050, respectively. For the three and nine months ended September 30, 2024, management fees were $356,494 and $934,251, respectively. Management Fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance is the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees (for periods prior to January 1, 2025)

For the three and nine months ended September 30, 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. For the three and nine months ended September 30, 2024, the Company recorded Incentive Fee expense of $815,232 and $1,911,890, respectively.

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

Income Taxes

The Company has elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$1,954,827	$2,898,382	$15,885,361	$8,381,674
Net Change in Unrealized Gain (Loss) on Investments	$1,954,827	$2,898,382	$15,885,361	$8,381,674

The net change in unrealized gains for the three and nine months ended September 30, 2025 and 2024 was due to the appreciation of value in the Company’s portfolio investments.

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

For the three and nine months ended September 30, 2025, the Company recorded an Incentive Allocation of $664,921 and $3,989,511, respectively. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation reduced the amount of net assets attributable to common shareholders and increased the Incentive Allocation attributable to the Investment Adviser commensurately. For the three and nine months ended September 30, 2025, the Company earned interest of $80,500 and $157,500, respectively, on the ShiftMed junior secured convertible note investment. This earned interest was intentionally excluded from the Incentive Allocation calculation and the waiver for the three months ended September 30, 2025 was approved by the Board on October 15, 2025. For the three and nine months ended September 30, 2024, the Company recorded an Incentive Allocation of $0 as the Company was not subject to the Incentive Allocation but rather was subject to the Incentive Fee as further described above. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

The following table represents the Incentive Allocation attributable to the Investment Adviser for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Incentive allocation attributable to the Investment Adviser	$664,921	$—	$3,989,511	$—
Incentive Allocation Attributable to the Investment Adviser	$664,921	$—	$3,989,511	$—

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

The following table sets forth Share issuances life-to-date through the period ended September 30, 2025.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500
April 1, 2025	$31.13	185,094	$5,762,000
July 1, 2025	$33.16	333,797	$11,068,699

On September 25, 2025, the Company declared a cash distribution of $0.02 per share to shareholders of record as of September 30, 2025, for a total amount of $79,928. The distribution was paid on October 16, 2025. On June 27, 2025, the Company declared a cash distribution of $0.02 per share to shareholders of record as of June 30, 2025, for a total amount of $73,252. The distribution was paid on July 16, 2025. The Company did not make any other distributions to its shareholders during the three and nine months ended September 30, 2025.

The Company did not make any distributions to its shareholders for the three and nine months ended September 30, 2024. The Company did not make any share repurchases for the three and nine months ended September 30, 2025 or September 30, 2024. The Company intends to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

The Company does not have any debt obligations nor any preferred shares as of September 30, 2025 or December 31, 2024. As such, the Company is in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of September 30, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing. As of December 31, 2024, the Company had no investments that were committed but not yet funded.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025 and December 31, 2024, management was not aware of any pending or threatened litigation.

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

Recent Developments

Subscriptions

As of October 1, 2025, the Company sold 368,081 Shares at a price of $33.61 per Share (with the final number of Shares being determined on October 15, 2025) to accredited investors in a private placement of Shares for an aggregate purchase price of $12,371,200.

	NAV	Shares	Amount
October 1, 2025	$33.61	368,081	$12,371,200

Distributions

On October 16, 2025, the Company paid the distribution of $0.02 per share to shareholders of record as of September 30, 2025, for a total amount of $79,928.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk, interest rate risk, and credit risk.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of September 30, 2025 or December 31, 2024. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

Credit Risk

Credit risk arises from the possibility that borrowers, or counterparties may fail to meet their financial obligations. Although our debt investments will primarily consist of convertible notes, we may nonetheless be subject to losses arising from defaults. Therefore, the value of the underlying collateral, the creditworthiness of the borrower, and the priority of the convertible notes are each of great importance. The Investment Adviser actively manages this risk by evaluating the creditworthiness and financial condition of borrowers. Additionally, the Investment Adviser diversifies its portfolio of investments to mitigate the impact of any individual credit exposure. While the Investment Adviser believes that the credit risk exposure is manageable, changes in economic conditions or customer credit profiles could impact the collectability of the receivables and the performance of our investments.

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

Date: November 7, 2025

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer

Date: November 7, 2025