Form 10-K
period 2025-12-31
BIP Ventures Evergreen BDC
filed 2026-03-19
CIK 1950572

80

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56550

BIP Ventures Evergreen BDC

(Exact name of registrant as specified in charter)

Delaware	93-6632897
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

3575 Piedmont Rd NE Building 15, Suite 730 Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
404-410-6476

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of March 19, 2026, the registrant had 4,740,663 shares of common stock, $0.01 par value per share, outstanding.

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
•
political uncertainty resulting from recent events, including changes to U.S. trade policies and tariffs;
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

The Company is externally managed by its investment adviser, BIP Capital, LLC, doing venture capital business as BIP Ventures (the “Investment Adviser” or “BIP Ventures”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). As part of its advisory and management services, the Investment Adviser provides administrative and compliance services to the Company.

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

The Company’s investment strategy is to invest a majority of its assets in “Traction” and “Scale” companies, each as defined below, that are based primarily in the United States (each, a “Portfolio Company”). Consequently, the Company invests primarily in direct equity investments, including through the use of convertible notes in private operating companies, and the Company expects to invest in small- and medium-sized companies as part of its principal investment strategy. The Company expects to invest in a broad range of industries, with its core focus on investments in software as a service (“SaaS”) companies and businesses with recurring revenue models (i.e., businesses that provide ongoing services for a periodic fee, such as subscription or membership-based businesses) operating within the following sectors (each, an “Investment”).

•
Healthcare IT: Software technology in the healthcare industry to manage, store, exchange, and analyze medical information.
•
Fintech: Software technology to provide financial services and improve efficiency in the financial industry.
•
Enterprise SaaS: Software technology with a distribution model where a third-party provider hosts applications and makes them available to enterprise customers over the internet.
•
Insurtech: Software technology that leverages innovation to enhance and streamline processes within the insurance industry.
•
Software development and infrastructure tools: Software technology designed to support developers in building, deploying, and managing applications, including coding frameworks, cloud infrastructure, and DevOps tools.
•
Media and marketplace technology: Software technology that powers the creation, distribution, consumption, and monetization of media content, as well as platforms that facilitate digital commerce and transactions.

The Company focuses on investing in Portfolio Companies that are either: (i) companies where the Company’s investment will be the first round of institutional capital after early stage investments such as founder and/or angel funding (such investments, “Traction”); or (ii) more established growth companies nearing breakeven or with positive cash flow that are likely to produce returns that are generally associated with companies where the Company’s investment will be a second or third round investment (such investments, “Scale”). Notwithstanding the foregoing, the Company may acquire investments whose state of development is other than Traction or Scale, and whose businesses are outside of SaaS or recurring revenue models, in the Investment Adviser’s sole discretion. The Company may also invest in debt of a particular Portfolio Company, including convertible secured debt, or it may provide bridge financing to assist a Portfolio Company with short-term liquidity needs.

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

The Investment Adviser

BIP Capital, LLC, a Delaware limited liability company, serves as the Company’s investment adviser and is registered as an investment adviser with the SEC under the Advisers Act. BIP Capital, LLC operates its venture capital business as BIP Ventures. Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which is made up of Trustees that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”), the Investment Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services, including administrative and compliance services. Administrative and compliance services include, but are not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Investment Adviser may also enter into one or more agreements with third parties for them to provide certain administrative services to the Company.

Trustees who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Trustees.”

Market Opportunity

The Company believes that there are and will continue to be significant investment opportunities in the targeted asset classes as noted below.

Regional Considerations

The Company believes that there are significant investment opportunities in regions across the country where high-potential companies are often overlooked. When it comes to venture investing, in 2025, 14 U.S. cities made up 89% of all U.S. venture funding (as measured by dollars invested annually). Of these 14 cities, the top 4 made up 75% of all U.S. venture funding and were located in California, New York, and Massachusetts. By contrast and as an example, Southeast and Midwestern cities in the top 14 only made up 3% of all US venture funding;1 however, the Southeast and Midwestern regions make up 45% of the country’s population.2 Equally as important as the lack of capital being invested in these regions, is the presence of promising, privately held investment opportunities. This abundance of scaling companies commands respect from the investment ecosystem, yet these companies are still overlooked. There is an imbalance of the current level of investment going into these regions versus the growth of the companies residing in them. The Company considers the geographic location of portfolio companies as part of its investment strategy, but it is not a required criterion. Accordingly, investing in the Southeast and Midwest regions of the United States is not part of the Company’s principal investment strategy.

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

1 https://www.cbinsights.com/research/report/venture-trends-2025/

2 https://worldpopulationreview.com/state-rankings/southeast-states; https://worldpopulationreview.com/state-rankings/midwest-states

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

The Investment Adviser recruits talent nationally, including individuals from leading undergraduate and graduate institutions, as well as professionals with experience at successful startups and established financial institutions.

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

•
“Pre-Seed/Seed Stage” – businesses with a product that shows promise, but that may not yet be fully built or may be newly developed. There is a reason to believe in these businesses, but there is little to no proof of market demand for the product. Companies in the Pre-Seed/Seed Stage generally have less than $1 million in annual recurring revenue (“ARR”).
•
“Traction Stage” – companies with 1st or 2nd generation products that have proven that there is a budding market demand for that product. In the Traction Stage, there are typically a small number of new, emerging market entrants. Companies in the Traction Stage generally have between $1 million and $5 million in ARR.
•
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
•
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
4.
Acceleration and Performance Engineering
5.
Leverage Capital Markets to Optimize Value Creation and Opportunistic Monetization

Sourcing

In order to fill the targeted stages of maturity, the Investment Adviser manages to employ an integrated approach to identify exceptional opportunities. Sourcing here utilizes inbound marketing campaigns, outbound sales campaigns, brand awareness, and the Investment Adviser’s deep and wide network of relationships across the regions where BIP Ventures invests. This approach is powered by decades of experience, proprietary technology, rules engines, and emerging artificial intelligence capabilities.

Due Diligence/Underwriting Process

After an investment opportunity is identified, the Investment Adviser executes a diligence process that involves category research, company research, and data derived insights as follows:

•
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
•
Company research is an assessment of how the particular company sizes up in the category that the Investment Adviser has just explored. The Investment Adviser examines the existing leadership team and their willingness to augment that team as the company grows.
•
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

•
Investment theses, including identification of the problem, the solution and potential market capture
•
Historical and forward-looking financial statements, including key performance indicators, scenario analyses, and pipeline metrics
•
Management biographies
•
Deal valuation dynamics
•
Product overview, industry analysis, customer analysis, and revenue model
•
Timeline and value proposition
•
Competition landscape
•
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

Co-Investment Relief

The Company and the Investment Adviser have received an exemptive order from the SEC (the “Order”) that permits the Company, among other things, to participate in negotiated co-investment transactions with other funds managed by the Investment Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act, must make certain conclusions in connection with a co-investment transaction, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of the following components – a base management fee (the “Management Fee”), an incentive fee (the “Incentive Fee”) for periods prior to January 1, 2025 and an incentive allocation (the "Incentive Allocation") for periods beginning on and subsequent to January 1, 2025. The cost of the Management Fee and Incentive Fee/Allocation will ultimately be borne by the shareholders.

Management Fee

The Company pays the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of the Company's total net assets at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate.

Incentive Fee (for periods prior to January 1, 2025)

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

As of July 1, 2024, the Investment Advisory Agreement was amended to clarify that interest received on portfolio assets is included in the net sales price when the asset is sold as described above. This amendment is being applied as of July 1, 2024 on a prospective basis. All other terms of the Investment Advisory Agreement, including the mechanics of the calculation, did not change as a result of this clarification.

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes as further described below.

Incentive Allocation (for periods beginning on or subsequent to January 1, 2025)

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

•
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
•
To be accepted, a subscription request for a quarterly closing must be made, together with a completed and executed subscription agreement in good order and payment of the full purchase price, on or before seven business days prior to the last day of such quarter (the “Cut-off Date”). If a purchase order is received less than seven business days from the last day of such quarter, unless waived by the Investment Adviser, the purchase order will be executed in the next quarter’s closing and will be executed at the NAV per Share applicable to that next quarter. As a result of this process, the NAV per Share at which the order is executed may be different than the NAV per Share for the quarter in which the purchase order is submitted.
•
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
•
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
•
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
•
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

Three years after the date on which the Company broke escrow for this offering, which was on August 24, 2023, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to repurchase annually between 4% and 9% of outstanding Shares (by number of Shares). Under the Company's share repurchase program, to the extent the Company offers to repurchase Shares during an annual period, the Company expects to repurchase Shares pursuant to tender offers as of the applicable quarter-end using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders. The repurchase request period will be 20 business days after the program has been announced (the “Repurchase Request Period”). Each tendering shareholder will receive its cash proceeds no later than 65 days after the expiration of the Repurchase Request Period.

All owned Shares may be requested to be tendered. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next annual tender offer, or upon the recommencement of the share repurchase plan, as applicable. The Company will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. The limitations and restrictions described above may prevent the Company from accommodating all repurchase requests made in any year. The Company's share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

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

Determination of Net Asset Value

The NAV per Share of outstanding Shares is determined quarterly by dividing the value of net assets attributable to common shareholders by the total number of Shares outstanding. For purposes of the NAV per Share calculation, the net assets attributable to common shareholders is calculated after deducting the Incentive Allocation payable to the Investment Adviser. Accordingly, the NAV per Share reflects the deduction of the Incentive Allocation, and represents the net proceeds that are expected to be realized by common shareholders after payment of the Incentive Allocation to the Investment Adviser.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Trustees must be persons who are not "interested persons", as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Company is prohibited from protecting any Trustee or officer against any liability to the Company or the Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

BDCs are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to the BDC’s outstanding senior securities, of at least 200% after each issuance of senior securities.

The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Trustees who are not "interested persons", as defined in Section 2(a)(19) of the 1940 Act, and, in some cases, prior approval by the SEC. As a BDC, the Company is generally limited in its ability to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently has an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. Notwithstanding the foregoing, the Company has received exemptive relief to co-invest with affiliates of the Investment Adviser in privately negotiated transactions, as described in "Co-Investment Relief" above.

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

Code of Ethics

The Company and the Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code of ethics’ requirements. The Company and the Investment Adviser’s code of ethics is available, free of charge on the EDGAR Database on the SEC’s website at http://www.sec.gov.

Compliance Policies and Procedures

The Company and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Todd Knudsen serves as the Chief Compliance Officer for the Company and the Investment Adviser.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;
•
pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of its disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, the Company’s management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting. Because the Company is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as the Company's Shares are not traded on a securities exchange, the Company will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once the Company is no longer an emerging growth company; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act and it is eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company could remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which the Company has total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of the Company’s Shares held by non-affiliates exceeds $700 million, measured as of the last business day of the Company’s most recently completed second fiscal quarter, and the Company has been publicly reporting for at least 12 months), or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

If a partnership (or an entity treated as a partnership for U.S. federal income tax purposes) holds Shares, the tax treatment of a partner (or person or entity treated as a partner for U.S. federal income tax purposes) will generally depend upon the status of the partner in the partnership and the activities of the partnership and certain determinations made at the partner level. Partners of a partnership holding Shares in the Company should consult their own tax advisers. This discussion does not constitute tax advice and is not intended to substitute for tax planning.

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

Tax matters are very complicated and the tax consequences to each Shareholder of the ownership and disposition of Shares will depend on the facts of his, her or its particular situation. Each prospective investor is urged to consult its own tax adviser concerning the potential U.S. federal, state and local, and non-U.S. income and other tax consequences of an investment in the Company.

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

Excess Business Losses and Net Operating Losses. Non-corporate taxpayers cannot deduct “excess business losses,” i.e., net losses with respect to a trade or business plus a threshold of $250,000 or $500,000 in the case of a joint return (the threshold is indexed for inflation) in taxable years beginning before January 1, 2029. In the case of an entity treated as a partnership for U.S. federal income tax purposes, the limitation is applied at the partner level. Any excess business loss that is disallowed is carried forward and treated as part of the taxpayer’s net operating loss carryforward in subsequent taxable years.

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

Dependence Upon Key Personnel of the Investment Adviser. The success of the Company is highly dependent on the financial and managerial expertise of the Investment Adviser. Although the Investment Adviser has attempted to foster a team approach to investing, the loss of key individuals employed by the Investment Adviser could have a material adverse effect on the performance of the Company. The individuals may not necessarily continue to remain employed by the Investment Adviser during the entire life of the Company. If these individuals do not maintain their existing relationships with the Investment Adviser and the Investment Adviser does not develop new relationships with other sources of investment opportunities available to the Company, it may not be able to grow its investment portfolio. In addition, individuals with whom the senior professionals of the Investment Adviser have relationships are not obligated to provide the Company with investment opportunities. Therefore, the Company can offer no assurance that such relationships will generate investment opportunities for the Company. In addition, a number of members of the professional staff of the Investment Adviser are actively involved in managing the investment decisions of other funds and other accounts advised by the Investment Adviser and a few key personnel may invest in these funds. Accordingly, the members of the professional staff of the Investment Adviser will have demands on their time for the investment, monitoring and other functions of other funds advised by the Investment Adviser.

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

Incentive Fee/Allocation Structure Relating to the Investment Adviser. Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of the following components – a Management Fee, the Incentive Fee for periods prior to January 1, 2025 and the Incentive Allocation for periods beginning on and subsequent to January 1, 2025. Under the fee structure in place, the Company’s net realized gains will be computed and used to calculate the Incentive Fees and Incentive Allocation. This fee structure may give rise to a conflict of interest for the Investment Adviser as it may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This risk could be increased because, under the Investment Advisory Agreement, the Investment Adviser is not obligated to reimburse the Company for Incentive Fees/Allocation it receives even if the Company subsequently incurs losses that were not previously accrued.

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

U.S. Political Climate Uncertainty. A single political party currently controls both the executive and legislative branches of government. Changes in government leadership may change federal policy, including tax policies, and regulatory agencies, including through policy and personnel changes, which can lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain uncertain. Uncertainty surrounding future changes may adversely affect the Company’s operating environment and therefore the Company’s business, financial condition, results of operations and growth prospects.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets. From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and continued conflicts and political unrest in the Middle East and South America. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts.

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

•
increase or maintain, in whole or in part, the Company’s position as a creditor or equity ownership percentage in a Portfolio Company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
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

Risks Related to the Company’s Investments

The Company may not realize gains from its Investments. The Company will primarily invest in a portfolio consisting of common and preferred equity investments, including through the use of convertible notes, in U.S.-based portfolio companies. The Company’s goal in such investments will be primarily to realize gains upon its disposition of such equity interests. However, the Company’s equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from its equity investments, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it may experience. The Company also may be unable to realize any value if a Portfolio Company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow the Company to sell the underlying equity interests.

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

•
Monitor emerging data risks, laws, and regulations to implement changes to our processes;
•
Conduct quarterly and annual training for our employees, including regular phishing email simulations;
•
Review third-party service providers to assess each vendors’ cybersecurity processes prior to being engaged and on an ongoing basis;

•
Perform an annual cyber risk assessment, through the use of both internal and external third parties to evaluate our cybersecurity program, policies, and procedures; and
•
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

Our Board of Trustees is responsible for overseeing the Company’s risk assessment, risk management and cybersecurity risks. Periodically during each year, the Board receives an overview from the Investment Adviser's Chief Technology Officer of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified and our disaster recovery preparations. Members of the Board of Trustees regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by the Investment Adviser's Chief Technology Officer, with oversight from the Investment Adviser’s Technology Board. The Investment Adviser's Chief Technology Officer has over 15 years of experience in various roles involving managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The Chief Technology Officer is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above, including our incident response plan.

Item 2. Properties

The Company’s offices are located at 3575 Piedmont Rd NE, Building 15, Suite 730, Atlanta, Georgia 30305. The Company believes that its office facilities are suitable and adequate for its business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently and we do not expect there to be a public market for our shares.

Share Issuances

The following table sets forth share issuances life-to-date through March 19, 2026.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500
April 1, 2025	$31.13	185,094	$5,762,000
July 1, 2025	$33.16	333,797	$11,068,699
October 1, 2025	$33.61	368,081	$12,371,200
January 2, 2026	$34.51	376,214	$12,983,147

Holders

As of March 19, 2026, there were 1,386 holders of record of our Shares.

Distributions

The Company expects to make such distributions following the liquidation of one or more of its investments and upon receipt of cash interest payments from its convertible note investments. Distributions will only be available to the extent there is cash flow from any such liquidations. The following table summarizes distributions declared by the Company during the year ended December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.02	$73,252
September 25, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.02	$79,928
December 23, 2025	Quarterly	December 31, 2025	January 9, 2026	$0.0184	$80,306
December 31, 2025[1]	Special	December 31, 2025	January 9, 2026	$0.8019	$3,499,851

(1) The special distribution declared on December 31, 2025 was attributable to proceeds received from the sale of a portfolio company.

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

The Company did not make any share repurchases for the year ended December 31, 2025 and 2024, or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

BIP Ventures Evergreen BDC (the “Company,” “we,” “us,” or “our”) is an externally managed, non-diversified closed-end management investment company focused on investing in a portfolio consisting of common and preferred equity investments, including through the use of convertible notes, in target U.S.-based portfolio companies, which qualify as “eligible portfolio companies” under the 1940 Act. We have elected to be regulated as a BDC under the 1940 Act. In addition, for tax purposes, we intend to be taxed as a partnership under the Code.

We intend to achieve our investment objectives by investing at least 70% of our total assets (including the amount of borrowings for investment purposes) in portfolio companies that qualify as eligible portfolio companies under the 1940 Act, with our core focus on investments in sectors including, but not limited to, healthcare IT, fintech, insurtech, enterprise SaaS, software development and infrastructure tools, and media and marketplace technology. We may also invest in other strategies and opportunities from time to time that we view as attractive.

We anticipate conducting one or more private placements of our Shares to investors in reliance on an exemption from the registration requirements of the Securities Act. We expect to enter into separate Subscription Agreements with a number of investors in each Private Offering. Subscriptions will be effective only upon our acceptance, and we reserve the right to reject any subscription in whole or in part. All purchases will be made at a per-Share price as determined by the Board (including any committee thereof). The per-Share price shall be at least equal to the NAV per Share. The Board (including any committee thereof) may set the per-Share price above the NAV per Share based on a variety of factors, including, without limitation, to ensure that investors acquiring Shares in the Company after other investors have already done so are apportioned their pro rata portion of the Company’s organizational and offering expenses.

The Company was initially funded on July 12, 2023 when the Investment Adviser purchased 400 Shares of the Company, for an aggregate purchase price of $10,000. We completed our initial closing of capital commitments on August 24, 2023 and subsequently broke escrow and commenced investment activity. As part of the initial close, we issued 1,389,142 Shares for total proceeds of $34,728,548 as payment for such Shares.

Key Components of Our Results of Operations

Investments

We invest primarily in common and preferred equity investments, including through the use of convertible notes, in U.S.-based private companies in sectors including, but not limited to, healthcare IT, fintech, insurtech, enterprise SaaS, software development and infrastructure tools, and media and marketplace technology.

Our level of investment activity can and is expected to vary substantially from period to period depending on many factors, including the amount of capital available to target portfolio companies, the general economic environment, and the competitive environment for the type of investments we make.

Revenues

We generate revenue primarily in the form of capital gains on our equity investments in our portfolio companies. We also generate revenue in the form of interest or dividends on these investments as well as interest earned on cash and cash equivalents held at financial institutions.

Expenses

Operating Expenses

The Investment Adviser shall bear its own costs incurred in providing investment advisory services to the Company, including all personnel expenses. We will be responsible for all costs and expenses relating to the Company’s activities, investments and ongoing business, including:

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

From time to time, the Investment Adviser may pay third-party providers of goods or services. We will reimburse the Investment Adviser for any such amounts paid on the Company’s behalf.

Expense Support and Conditional Reimbursement Agreement

We entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser, whereby the Investment Adviser has agreed to pay all of our organization and offering costs related to the Private Offering of our Shares. We have agreed to reimburse the Investment Adviser for such advanced expenses up to $500,000 when we have raised $250 million from unaffiliated subscribers.

As of December 31, 2025 and December 31, 2024, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when we have raised $250 million of capital. As we have not raised capital of $250 million as of December 31, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the years ended December 31, 2025 and 2024.

Portfolio and Investment Activity

For the year ended December 31, 2025, we acquired $25.2 million aggregate principal amount of investments and sold $2.5 million aggregate principal amount of investments as further described below.

On February 11, 2025 and March 11, 2025, we invested $1.4 million and $2.8 million, respectively, into senior secured convertible notes of Kythera Labs, Inc. (“Kythera”) as part of a co-investment with an affiliated fund. The convertible notes have an interest rate of 12% and mature on October 1, 2027. Kythera specializes in offering a comprehensive data management and analytics platform designed to process healthcare data.

On April 4, 2025, we made an investment of $3.0 million into CareSave Technologies, Inc.'s (d/b/a ShiftMed) (“ShiftMed”) Convertible Mezzanine Debt Facility (the “Facility”) as part of a co-investment transaction with an affiliated fund in reliance on SEC co-investment exemptive relief. This Facility is subordinate to an existing asset-based lending facility and senior to all other securities on the ShiftMed capitalization table. The Facility has an interest rate of 10.5%, which is expected to be distributed quarterly, a term of 5 years, and a feature that enables it to convert to an equity investment. The first 30 months are interest-only, followed by a 30-month amortization period. ShiftMed is a technology-enabled marketplace within the healthcare industry designed to connect skilled workers (caregivers and nurses) with available shifts at acute and post-acute care facilities. A recent product launch, ShiftMed Flex, positions the company as a broader workforce solution platform, handling both internal and external employees for their customers. The platform makes it easier for facilities to staff shifts, which drives compliance and quality of care.

On June 6, 2025, we made an investment of $4.0 million into Istios Health, LLC’s (“Istios”) Preferred Series Seed equity financing round. The investment was consummated in connection with the merger of Istios and a provider of infectious disease-focused telehealth and in-person rounding services. The combined entity is expected to operate as a specialty virtual telehealth platform serving acute and post-acute care facilities, with an additional strategic focus on the collection and utilization of clinical data to enhance provider workflows and inform process optimization.

On June 18, 2025 and September 3, 2025, we invested $7.0 million and $3.5 million, respectively, into ChartSpan Medical Technologies, Inc. (“ChartSpan”) as part of a secondary transaction, in which the Company and an affiliated fund purchased existing shares from third-party investors. We intend to fund up to $3.5 million at a later date to complete the secondary purchases. On August 12, 2025, we invested $1.9 million in ChartSpan's Preferred Series C equity financing round. ChartSpan partners with health systems to provide virtual care to Medicare patients managing chronic illness.

On December 31, 2025, we exited Pointivo, Inc. (“Pointivo”) through an asset sale and wind down process. We received a 1.5x liquidation preference on $2.5 million of invested capital (an additional $1.5 million invested throughout 2025) for total proceeds of $3.8 million. This resulted in recognizing a net realized gain of $1.2 million as $0.1 million had previously been recognized as interest income.

For the year ended December 31, 2024, we acquired $24.6 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended December 31,
	2025	2024
Investments:
Total investments, beginning of period	$74,381,385	$49,756,904
New investments purchased	25,216,826	24,624,481
Proceeds from deferred loan fees	(18,000)	—
Amortization of deferred loan fees	2,566	—
Investments sold	(2,500,000)	—
Total Investments, End of Period	$97,082,777	$74,381,385

Number of portfolio companies	8	6

Our investments consisted of the following:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$52,750,000	$67,857,191	51.3%	$49,500,000	$54,401,998	63.4%
Junior secured convertible notes	2,984,566	2,984,566	2.3%	—	—	—
Preferred stock investments	40,049,483	59,821,668	45.2%	23,582,657	30,158,406	35.1%
Common stock investments	796,904	341,733	0.3%	796,904	796,904	0.9%
Warrants	501,824	1,215,343	0.9%	501,824	501,824	0.6%
Total	$97,082,777	$132,220,501	100.0%	$74,381,385	$85,859,132	100.0%

Our weighted average yields on the convertible notes as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average yields, at amortized cost:
Senior secured convertible notes	10.2%	10.0%
Junior secured convertible notes	10.5%	—
Total convertible notes	10.2%	10.0%

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

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Enterprise SaaS	47.9%	62.2%
Technology-Enabled Marketplace	17.8%	21.6%
Healthcare	34.3%	15.0%
Software Tools	0.0%	1.2%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$97,082,777	$132,220,501	100.0%	$74,381,385	$85,859,132	100.0%
Total	$97,082,777	$132,220,501	100.0%	$74,381,385	$85,859,132	100.0%

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

Pipeline Considerations

Below is the near-term pipeline of potential deals, of which we are considering as of December 31, 2025. Note that all deals listed are speculative and for illustrative purposes. There is no guarantee any of the deals listed will be executed as listed below:

Company Profile	Estimated Investment Timing	Projected Investment Amount
AI-Enabled Behavioral Health Managed Services Platform	1H 2026	Up to $3.0 million
Chronic Care Management Technology	1H 2026	Up to $16.0 million
Clinical Trial Technology Solution	1H 2026	$2.0 million
Oncology Data Analytics and Clinical Decision Support Platform	1H 2026	Up to $0.8 million
Prior Authorization Automation Solution	1H 2026	Up to $4.0 million
Healthcare Data Analytics Platform	2H 2026	$5.0 million

Results of Operations and Net Assets Attributable to Common Shareholders

Set forth below is a comparison of the results of operations for the years ended December 31, 2025 and 2024. The comparison of the fiscal year ended December 31, 2024 and the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

The following table represents the operating results for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Total investment income	$6,202,421	$5,087,714
Net expenses	3,581,687	4,814,354
Net investment income (loss)	2,620,734	273,360
Net unrealized gain (loss)	23,659,977	9,038,873
Net realized gain (loss)	1,154,247	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,434,958	$9,312,233
Incentive Allocation attributable to the Investment Adviser	6,049,239	—
Net Increase (Decrease) in Net Assets Attributable to Common Shareholders	$21,385,719	$9,312,233

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

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes. For the year ended December 31, 2025, the Incentive Allocation is displayed as a separate line item below net assets resulting from operations. As such, for the year ended December 31, 2024, the Incentive Fee is characterized within net expenses.

Investment Income

Investment income for the years ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31,
	2025	2024
Interest income	$6,202,421	$5,087,714
Total Investment Income	$6,202,421	$5,087,714

For the years ended December 31, 2025 and 2024, total investment income was $6,202,421 and $5,087,714, respectively. This was primarily driven by accrued interest on the senior secured convertible note investments.

Expenses

Expenses were as follows:

	For the Year Ended December 31,
	2025	2024
Management fees	$2,128,355	$1,326,418
Incentive fees	—	2,293,181
Professional fees	897,803	661,856
Board of Trustees’ fees	257,779	262,171
Administration fees	165,577	158,622
Other general and administrative expenses	132,173	112,106
Total expenses	$3,581,687	$4,814,354

Management Fees

For the years ended December 31, 2025 and 2024, Management Fees were $2,128,355 and $1,326,418, respectively. Management Fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of our average net assets if our total net asset balance is less than $500,000,000; and (ii) 1.50% of our average net assets if our total net asset balance is equal to or greater than $500,000,000. The average net asset balance will be the average of our total net assets at the end of the two most recently completed calendar quarters.

Incentive Fees (for periods prior to January 1, 2025)

For the year ended December 31, 2025, we recorded Incentive Fee expense of $0 as we no longer pay an Incentive Fee but rather pays an Incentive Allocation, as further described below. For the year ended December 31, 2024, we recorded Incentive Fee expense of $2,293,181.

The Incentive Fee is payable at the end of each calendar year in arrears and equals 20% of cumulative aggregate realized capital gains, plus interest received on portfolio assets (subsequent to July 1, 2024), from the date of our election to be regulated as a BDC to the end of each calendar year (with the final calendar year with respect to calculating the Incentive Fee deemed to have ended on December 31, 2024), less cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of any previously paid Incentive Fee. We will accrue quarterly, but will not pay, the Incentive Fee with respect to net unrealized appreciation. The Incentive Fee will only be paid on assets that have been partially or fully sold.

In determining the Incentive Fee payable to the Investment Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. The net sales price shall include all cash received related to the portfolio asset throughout the asset's life, including amounts recorded as interest income on convertible notes or debt investments subsequent to July 1, 2024. The original cost shall include all cash that was deployed into the portfolio asset, which would not include converted interest on convertible notes or paid-in-kind interest (“PIK”) on debt investments. Cumulative aggregate realized capital gains and cumulative aggregate realized capital losses will only include cash flows associated with assets that have been sold. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the Incentive Fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments.

As of July 1, 2024, the Investment Advisory Agreement was amended to clarify that interest received on portfolio assets is included in the net sales price when the asset is sold as described above. This amendment is being applied as of July 1, 2024 on a prospective basis. All other terms of the Investment Advisory Agreement, including the mechanics of the calculation, did not change as a result of this clarification.

Other Expenses

Professional fees include legal, audit, tax, and valuation fees incurred related to the management and reporting of the Company. Administration fees include transfer agent and legal administration services. Other general and administrative expenses include custody fees, insurance costs, and other miscellaneous expenses.

We entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. For additional information, see Note 3 – Related Party Transactions.

Income Taxes

We have elected to be taxed as a partnership. As a partnership, it generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the years ended December 31, 2025 and 2024, we did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Year Ended December 31,
	2025	2024
Net change in unrealized gain (loss) on investments	$23,659,977	$9,038,873
Net Change in Unrealized Gain (Loss) on Investments	$23,659,977	$9,038,873

The net change in unrealized gains for the years ended December 31, 2025 and 2024 was due to the appreciation of value in our portfolio investments.

Net Realized Gain (Loss)

Net realized gain (loss) for the years ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31,
	2025	2024
Net realized gain (loss) on investments	$1,154,247	$—
Net Realized Gain (Loss) on Investments	$1,154,247	$—

The net realized gain for the year ended December 31, 2025 was related to the sale of Pointivo. We exited Pointivo through an asset sale and wind down process, which was executed on December 31, 2025. We received total proceeds of $3.8 million, which resulted in recognizing a net realized gain of $1.2 million. $0.1 million had previously been recognized as interest income. For the year ended December 31, 2024, we did not record any realized gains or losses.

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

For periods beginning on or subsequent to January 1, 2025, the Incentive Allocation shall be equal to 20% of our Cumulative Realized Gain Amount (as defined below), less the aggregate amount of any previously allocated Incentive Allocation, and shall be allocated to the Investment Adviser’s Capital Account. The Incentive Allocation amount, or the calculations pertaining thereto, as appropriate, shall account for any period less than a full calendar year. The Incentive Allocation will only be allocated to the Investment Adviser with respect to investments that have been sold or otherwise disposed of, including partially sold or disposed of. Any Incentive Allocation apportioned to the Investment Adviser’s Capital Account during a calendar year may be distributed to the Investment Adviser whether or not any amounts are distributed to our shareholders. We will accrue quarterly, but will not pay, the Incentive Allocation with respect to net unrealized appreciation, such that the impact of the expected Incentive Allocation adjusts the net assets attributable to common shareholders and the Incentive Allocation attributable to the Investment Adviser commensurately.

As used for purposes of calculating our Cumulative Realized Gain Amount and the Incentive Allocation, the following terms shall have the following meanings:

•
“Aggregate Unrealized Capital Depreciation” means the sum of the difference, if negative, between the valuation of each investment as of an applicable calculation date as reasonably determined by the Investment Adviser as valuation designee and the Original Cost of such investment.
•
“Capital Account” means an account established on the books and records of the Company for each of our shareholders and for the Investment Adviser with respect to the Incentive Allocation.
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
•
“Cumulative Realized Gain Amount” means our Cumulative Aggregate Realized Capital Gains, less Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation. The Cumulative Realized Gain Amount and the calculations pertaining thereto, as appropriate, will account for any period less than a full calendar year.
•
“Net Sales Price” means all cash received by the Company related to an investment, including amounts recorded as interest income on convertible notes or debt investments, since January 1, 2025.
•
“Original Cost” means all cash that was deployed into an investment by the Company, excluding any converted interest on convertible notes or PIK on debt investments.

For the year ended December 31, 2025, we recorded an Incentive Allocation of $6,049,239. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation reduced the amount of net assets attributable to common shareholders and increased the Incentive Allocation attributable to the Investment Adviser commensurately. For the year ended December 31, 2025, we earned interest of $238,000 on the ShiftMed junior secured convertible note investment. This earned interest was intentionally excluded from the Incentive Allocation calculation and the waiver for the year ended December 31, 2025 was approved by the Board on January 14, 2026. For the year ended December 31, 2024, we recorded an Incentive Allocation of $0 as we were not subject to the Incentive Allocation but rather was subject to the Incentive Fee as further described above. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

The following table represents the Incentive Allocation attributable to the Investment Adviser for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Incentive allocation attributable to the Investment Adviser	$6,049,239	$—
Incentive Allocation Attributable to the Investment Adviser	$6,049,239	$—

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. While credit facilities are permitted to be utilized, we do not expect them to be a large portion of the funding of investments. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders. Cash as of December 31, 2025 is expected to be sufficient for our investing activities and to continue to conduct our operations.

Net Assets

In connection with the formation, we have the authority to issue unlimited common shares, $0.01 per Share par value. On July 12, 2023, the Investment Adviser purchased 400 Shares to capitalize the Company. On August 24, 2023, we accepted subscription requests, broke escrow, and commenced investment activities.

The following table sets forth Share issuances life-to-date through the period ended December 31, 2025.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500
April 1, 2025	$31.13	185,094	$5,762,000
July 1, 2025	$33.16	333,797	$11,068,699
October 1, 2025	$33.61	368,081	$12,371,200

Distributions and Share Repurchases

We expect to make distributions following the liquidation of one or more of our investments and upon receipt of cash interest payments from our convertible note investments. Distributions will only be available to the extent there is cash flow from any such liquidations. The following table summarizes distributions declared by the Company during the year ended December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.02	$73,252
September 25, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.02	$79,928
December 23, 2025	Quarterly	December 31, 2025	January 9, 2026	$0.0184	$80,306
December 31, 2025[1]	Special	December 31, 2025	January 9, 2026	$0.8019	$3,499,851

(1) The special distribution declared on December 31, 2025 was attributable to proceeds received from the sale of a portfolio company.

We did not make any distributions to our shareholders for the year ended December 31, 2024. We did not make any share repurchases for the years ended December 31, 2025 or 2024. We intend to offer a share repurchase program beginning in 2026. See Note 8 – Net Assets.

Borrowings

We do not have any debt obligations nor any preferred shares as of December 31, 2025 or December 31, 2024. As such, we are in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and our allocation may change prior to the date of funding. Our disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of December 31, 2025, we have committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing. As of December 31, 2024, we had no investments that were committed but not yet funded.

Related Party Transactions

We have entered into business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement
•
the Expense Support and Conditional Reimbursement Agreement

Further, we co-invest from time to time and intend to continue making co-investments with certain affiliates of the Investment Adviser. See Note 3 – Related Party Transactions.

Recent Developments

Subscriptions

As of January 2, 2026, we sold 376,214 Shares at a NAV price of $34.51 per Share (with the final number of Shares being determined on January 14, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $12,983,147.

	NAV	Shares	Amount
January 2, 2026	$34.51	376,214	$12,983,147

Distributions

On January 9, 2026, we paid the distributions of $0.8019 and $0.0184 per share to shareholders of record as of December 31, 2025, for a total amount of $3,580,157.

Investment activity

On February 13, 2026, we invested $2.0 million into a senior secured convertible note of Korio, Inc. The note has an interest rate of 10% and matures on August 13, 2027.

On March 19, 2026, the Company invested $3.0 million into an unsecured convertible note of Peregrine Health, Inc. The note has an interest rate of 10% and matures on December 31, 2027.

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Change in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Investments

We value our investments, upon which our NAV is based, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 also provides a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and prescribes disclosure requirements for fair value measurements.

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Investment Adviser as the valuation designee responsible for valuing all of our investments, including making fair valuation determinations as needed. The Investment Adviser has established a valuation committee (the “Valuation Committee”) to carry out the ongoing fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation of our investments.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of December 31, 2025 or December 31, 2024. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

Credit Risk

Credit risk arises from the possibility that borrowers, or counterparties may fail to meet their financial obligations. Although our debt investments will primarily consist of convertible notes, we may nonetheless be subject to losses arising from defaults. Therefore, the value of the underlying collateral, the creditworthiness of the borrower, and the priority of the convertible notes are each of great importance. The Investment Adviser actively manages this risk by evaluating the creditworthiness and financial condition of borrowers. Additionally, the Investment Adviser seeks to diversify the Company's portfolio of investments to mitigate the impact of any individual credit exposure. While the Investment Adviser believes that the credit risk exposure is manageable, changes in economic conditions or customer credit profiles could impact the collectability of the receivables and the performance of our investments.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	65
Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	66
Statements of Operations and Incentive Allocation for the years ended December 31, 2025 and December 31, 2024, and the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023	67
Statements of Changes in Net Assets for the years ended December 31, 2025 and December 31, 2024, and the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023	68
Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024, and the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023	69
Schedules of Investments as of December 31, 2025 and December 31, 2024	70
Notes to Financial Statements	74

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of BIP Ventures Evergreen BDC

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of BIP Ventures Evergreen BDC (the “Company”), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations and incentive allocation, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025 and the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2025 and the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, and 2024, by correspondence with the custodian and the underlying investees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia

March 19, 2026

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investments
Non-controlled / non-affiliated investments (cost of $67,734,047 and $61,499,481 at December 31, 2025 and December 31, 2024, respectively)	$91,397,098	$72,977,228
Non-controlled / affiliated investments (cost of $29,348,730 and $12,881,904 at December 31, 2025 and December 31, 2024, respectively)	40,823,403	12,881,904
Total investments, at fair value (cost of $97,082,777 and $74,381,385 at December 31, 2025 and December 31, 2024, respectively)	132,220,501	85,859,132
Cash and cash equivalents	16,338,381	5,783,352
Interest receivable	11,531,821	6,144,693
Receivable from sale of investments	3,750,000	—
Prepaid expenses	83,272	—
Total assets	$163,923,975	$97,787,177
Liabilities
Management fees payable	$623,305	$392,167
Incentive fees payable	2,780,956	2,780,956
Accrued audit and tax fees	224,000	214,350
Accrued expenses and other liabilities	64,045	81,212
Distributions payable	3,580,157	—
Total liabilities	$7,272,463	$3,468,685
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (4,364,449 and 3,161,369 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	43,644	31,614
Paid-in-capital in excess of par value	121,085,674	82,466,305
Total distributable earnings (losses)	29,472,955	11,820,573
Net assets attributable to common shareholders	150,602,273	94,318,492
Incentive allocation attributable to the Investment Adviser	6,049,239	—
Total net assets	156,651,512	94,318,492
Total liabilities and net assets	$163,923,975	$97,787,177
Net asset value per share attributable to common shareholders (a)	$34.51	$29.83

a.
Calculated using net assets attributable to common shareholders.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations and Incentive Allocation

	For the Year Ended December 31,
	2025	2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$5,672,537	$4,702,032	$1,413,408
Other interest income	529,884	385,682	84,174
Total investment income	6,202,421	5,087,714	1,497,582
Expenses:
Management fees	2,128,355	1,326,418	258,166
Incentive fees	—	2,293,181	487,775
Professional fees	897,803	661,856	422,014
Board of Trustees’ fees	257,779	262,171	128,531
Administration fees	165,577	158,622	96,722
Other general and administrative expenses	132,173	112,106	34,908
Total expenses	3,581,687	4,814,354	1,428,116
Net investment income (loss)	2,620,734	273,360	69,466
Net realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled / non-affiliated investments	1,154,247	—	—
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	12,185,304	8,649,997	2,827,750
Net change in unrealized gain (loss) on non-controlled / affiliated investments	11,474,673	388,876	(388,876)
Net realized and unrealized gain (loss) on investments	24,814,224	9,038,873	2,438,874
Net increase (decrease) in net assets resulting from operations	$27,434,958	$9,312,233	$2,508,340
Incentive allocation attributable to the Investment Adviser	6,049,239	—	—
Net increase (decrease) in net assets attributable to common shareholders	$21,385,719	$9,312,233	$2,508,340

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

	Common Shares
	Shares	Par value	Paid-in-capital in excess of par	Total distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at July 13, 2023 (“Commencement of Operations”)	400	$4	$9,996	$—	$10,000	$—	$10,000
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	69,466	69,466	—	69,466
Net change in unrealized gain (loss) on investments	—	—	—	2,438,874	2,438,874	—	2,438,874
Issuance of common shares	2,033,805	20,338	51,198,685	—	51,219,023	—	51,219,023
Total increase for the period ended December 31, 2023	2,033,805	20,338	51,198,685	2,508,340	53,727,363	—	53,727,363
Balance at December 31, 2023	2,034,205	$20,342	$51,208,681	$2,508,340	$53,737,363	$—	$53,737,363
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	273,360	273,360	—	273,360
Net change in unrealized gain (loss) on investments	—	—	—	9,038,873	9,038,873	—	9,038,873
Issuance of common shares	1,127,164	11,272	31,257,624	—	31,268,896	—	31,268,896
Total increase for the twelve months ended December 31, 2024	1,127,164	11,272	31,257,624	9,312,233	40,581,129	—	40,581,129
Balance at December 31, 2024	3,161,369	$31,614	$82,466,305	$11,820,573	$94,318,492	$—	$94,318,492
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,620,734	2,620,734	—	2,620,734
Net realized gain (loss) on investments	—	—	—	1,154,247	1,154,247	—	1,154,247
Net change in unrealized gain (loss) on investments	—	—	—	23,659,977	23,659,977	—	23,659,977
Incentive allocation attributable to the Investment Adviser	—	—	—	(6,049,239)	(6,049,239)	6,049,239	—
Issuance of common shares	1,203,080	12,030	38,619,369	—	38,631,399	—	38,631,399
Distributions declared to shareholders	—	—	—	(3,733,337)	(3,733,337)	—	(3,733,337)
Total increase for the twelve months ended December 31, 2025	1,203,080	12,030	38,619,369	17,652,382	56,283,781	6,049,239	62,333,020
Balance at December 31, 2025	4,364,449	$43,644	$121,085,674	$29,472,955	$150,602,273	$6,049,239	$156,651,512

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,434,958	$9,312,233	$2,508,340
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on non-controlled / non-affiliated investments	(1,154,247)	—	—
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	(12,185,304)	(8,649,997)	(2,827,750)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(11,474,673)	(388,876)	388,876
Convertible note interest capitalized	—	—	(6,904)
Amortization of deferred loan fees	(2,566)	—	—
Proceeds from deferred loan fees	18,000	—	—
Payments for purchases of investments	(25,216,826)	(24,624,481)	(49,750,000)
Proceeds from sales of investments	3,654,247	—	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,387,128)	(4,719,764)	(1,424,929)
(Increase) decrease in prepaid expenses	(83,272)	—	—
(Increase) decrease in receivable from sale of investments	(3,750,000)	—	—
Increase (decrease) in management fees payable	231,138	196,447	195,720
Increase (decrease) in incentive fees payable	—	2,293,181	487,775
Increase (decrease) in accrued audit and tax fees	9,650	71,100	143,250
Increase (decrease) in accrued expenses and other liabilities	(17,167)	(20,483)	101,695
Net cash provided by (used in) operating activities	(27,923,190)	(26,530,640)	(50,183,927)
Cash flows from financing activities:
Proceeds from issuance of common shares	38,631,399	31,268,896	51,219,023
Distributions paid	(153,180)	—	—
Net cash provided by (used in) financing activities	38,478,219	31,268,896	51,219,023

Net change in cash and cash equivalents	10,555,029	4,738,256	1,035,096
Cash and cash equivalents, beginning of period	5,783,352	1,045,096	10,000
Cash and cash equivalents, end of period	$16,338,381	$5,783,352	$1,045,096

Supplemental Disclosure of Cash-Flow Information
Distributions declared during the period	$3,733,337	$—	$—

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2025

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10.0%	2/27/2026	$48,500,000	$48,500,000	$63,321,632
Healthcare
Kythera Labs, Inc.	Senior Secured Convertible Note	2/11/2025	12.0%	10/1/2027	$4,250,000	4,250,000	4,535,559
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Junior Secured Convertible Note	4/4/2025	10.5%	3/31/2030	$2,984,566	2,984,566	2,984,566
Total non-controlled / non-affiliated convertible notes						55,734,566	70,841,757	45.22%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	20,555,341
Total non-controlled / non-affiliated equity investments						11,999,481	20,555,341	13.12%
Total non-controlled / non-affiliated investments						67,734,047	91,397,098	58.34%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
ChartSpan Medical Technologies, Inc.	Series Seed Preferred Stock	6/18/2025	N/A	N/A	1,216,562	1,553,902	2,648,146
ChartSpan Medical Technologies, Inc.	Series Seed 3 Preferred Stock	6/18/2025	N/A	N/A	640,168	817,680	1,399,217
ChartSpan Medical Technologies, Inc.	Series Seed 3A Preferred Stock	6/18/2025	N/A	N/A	1,212,073	1,548,168	2,652,529
ChartSpan Medical Technologies, Inc.	Series Seed 4 Preferred Stock	6/18/2025	N/A	N/A	4,811,406	6,145,558	10,569,762
ChartSpan Medical Technologies, Inc.	Series B-1 Preferred Stock	6/18/2025	N/A	N/A	140,297	179,200	355,602
ChartSpan Medical Technologies, Inc.	Series B-2 Preferred Stock	6/18/2025	N/A	N/A	219,309	280,121	541,607
ChartSpan Medical Technologies, Inc.	Series C-1 Preferred Stock	8/11/2025	N/A	N/A	848,677	1,942,197	2,366,230
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	251,152	522,718	224,275
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	131,534	274,186	117,458

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Istios Health, LLC	Series Seed Preferred Stock	6/6/2025	N/A	N/A	4,000,000	4,000,000	4,000,000
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,777,486
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	6,936,063
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	3,856,738
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	162,947
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	1,215,343
Total non-controlled / affiliated equity investments						29,348,730	40,823,403	26.06%

Total Investments (f)						$97,082,777	$132,220,501	84.40%

Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	3.66%	N/A	16,132,167	$16,132,167	$16,132,167
Total Cash Equivalents						16,132,167	16,132,167	10.30%
Total Investments and Cash Equivalents						$113,214,944	$148,352,668	94.70%

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
f.
Securities exempt from registration under the Securities Act (as defined in Note 1 - Organization below), and are deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $132.2 million or 84.4% of the Company’s net assets.
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
e.
Securities exempt from registration under the Securities Act (as defined in Note 1 - Organization below), and are deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $85.9 million or 91.0% of the Company’s net assets.
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

The Shares to be issued under the Private Offering will be unlimited and have a par value of $0.01 per Share. The initial offering price for the Shares was $25.00 per Share. Thereafter, Shares are sold at the then-current net asset value (“NAV”) per Share. For purposes of the NAV per Share calculation, the net assets attributable to common shareholders is calculated after deducting the incentive allocation (the "Incentive Allocation") payable to the Investment Adviser. Accordingly, the NAV per Share reflects the deduction of the Incentive Allocation, and represents the net proceeds that are expected to be realized by common shareholders after payment of the Incentive Allocation to the Investment Adviser.

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

The Company operates through a single operating and reporting segment with an investment objective to generate capital appreciation through investing primarily in a portfolio consisting of common and preferred equity investments, including through the use of convertible notes, in U.S.-based portfolio companies. The Company’s chief operating decision maker (the “CODM”) is comprised of the Company’s Chief Executive Officer and Chief Financial Officer. The CODM makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations. The evaluation and assessment of this metric is used in implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, and assessing the performance of the portfolio. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying statements of assets and liabilities and the significant segment expenses are listed on the accompanying statements of operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its financial statements.

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

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of the following components – a base management fee (the “Management Fee”), an incentive fee (the “Incentive Fee”) for periods prior to January 1, 2025 and an Incentive Allocation for periods beginning on and subsequent to January 1, 2025. The cost of the Management Fee, Incentive Fee and Incentive Allocation will ultimately be borne by the shareholders.

Management Fee:

The Company pays the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance is the average of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has the discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate. For the years ended December 31, 2025 and 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company did not reduce the Management Fee or grant a temporary waiver of the fee.

For the years ended December 31, 2025 and 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company recorded Management Fee expense of $2,128,355, $1,326,418, and $258,166, respectively. The Company has recorded a Management Fee payable of $623,305 and $392,167 as of December 31, 2025 and 2024, respectively.

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

As of July 1, 2024, the Investment Advisory Agreement was amended to clarify that interest received on portfolio assets is included in the net sales price when the asset is sold as described above. This amendment is being applied as of July 1, 2024 on a prospective basis. All other terms of the Investment Advisory Agreement, including the mechanics of the calculation, did not change as a result of this clarification.

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes as further described below.

For the year ended December 31, 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. For the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company recorded Incentive Fee expense of $2,293,181 and $487,775, respectively. The Company has recorded Incentive Fee payable of $2,780,956 as of December 31, 2025 and 2024. As the Incentive Fee is no longer incurred by the Company as of January 1, 2025, this Incentive Fee payable has been “frozen” (i.e. “crystallized”) and will remain on the balance sheet until paid by the Company. When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes.

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

For the year ended December 31, 2025, the Company recorded an Incentive Allocation of $6,049,239. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation reduced the amount of net assets attributable to common shareholders and increased the Incentive Allocation attributable to the Investment Adviser commensurately. For the year ended December 31, 2025, the Company waived $47,600 of Incentive Allocation payable, which was approved by the Board on January 14, 2026. For the year ended December 31, 2024 and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company recorded an Incentive Allocation of $0 as the Company was not subject to the Incentive Allocation but rather was subject to the Incentive Fee as further described above. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

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

Since inception, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of December 31, 2025, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred by the Company during the years ended December 31, 2025 and 2024, nor the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$52,750,000	$67,857,191	51.3%	$49,500,000	$54,401,998	63.4%
Junior secured convertible notes	2,984,566	2,984,566	2.3%	—	—	—
Preferred stock investments	40,049,483	59,821,668	45.2%	23,582,657	30,158,406	35.1%
Common stock investments	796,904	341,733	0.3%	796,904	796,904	0.9%
Warrants	501,824	1,215,343	0.9%	501,824	501,824	0.6%
Total	$97,082,777	$132,220,501	100.0%	$74,381,385	$85,859,132	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Enterprise SaaS	47.9%	62.2%
Technology-Enabled Marketplace	17.8%	21.6%
Healthcare	34.3%	15.0%
Software Tools	0.0%	1.2%
Total	100.0%	100.0%

As of and for the years ended December 31, 2025 and 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for year ended December 31, 2025	Percentage of Total Assets as of December 31, 2025
Mediafly, Inc.	79.3%	38.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	3.9%	14.4%
ChartSpan Medical Technologies, Inc.	—	12.5%

Portfolio Company	Percentage of Total Investment Income for year ended December 31, 2024	Percentage of Total Assets as of December 31, 2024
Mediafly, Inc.	92.2%	54.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	—	19.0%

Portfolio Company	Percentage of Total Investment Income for the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Mediafly, Inc.	93.9%

Mediafly, Inc. is required to pay the cumulative accrued interest on the senior secured convertible notes, along with the principal, at the maturity date. Failure of this Portfolio Company to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations which would impact its ability to make distributions to shareholders in the future.

Transactions related to investments in non-controlled / affiliated companies for the years ended December 31, 2025 and 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023 were as follows:

Portfolio Company	Type of Asset	Fair value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2025	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$—	$12,466,826	$—	$8,066,267	$20,533,093	$—
Integrative Life Network, LLC	Common stock investments	796,904	—	—	(455,171)	341,733	—
Istios Health, LLC	Preferred stock investments	—	4,000,000	—	—	4,000,000	—
Korio, Inc.	Preferred stock investments	3,500,000	—	—	277,486	3,777,486	—
Peregrine Health, Inc.	Preferred stock investments	8,083,176	—	—	2,872,572	10,955,748	—
Peregrine Health, Inc.	Warrants	501,824	—	—	713,519	1,215,343	—
Total Investments		$12,881,904	$16,466,826	$—	$11,474,673	$40,823,403	$—

Portfolio Company	Type of Asset	Fair value as of December 31, 2023	Gross Additions	Gross Reductions	Non-cash exchange[1]	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2024	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$4,368,028	$4,123,176	$—	$(796,904)	$388,876	$8,083,176	$—
Peregrine Health, Inc.	Warrants	—	501,824	—	—	—	501,824	—
Integrative Life Network, LLC	Common stock investments	—	—	—	796,904	—	796,904	—
Korio, Inc.	Preferred stock investments	—	3,500,000	—	—	—	3,500,000	—
Total Investments		$4,368,028	$8,125,000	$—	$—	$388,876	$12,881,904	$—

1 On December 12, 2024, Peregrine Health spun off its treatment center facilities into a separate legal entity, Integrative Life Network, LLC. The Company has allocated the cost basis of the initial investment between the two entities based on the fair value as of the date of the legal separation. Note that this transaction did not result in any realized gain or loss.

Portfolio Company	Type of Asset	Fair value as of July 13, 2023 ("Commencement of Operations")	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2023	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$—	$4,756,904	$—	$(388,876)	$4,368,028	$—
Total Investments		$—	$4,756,904	$—	$(388,876)	$4,368,028	$—

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following tables present the fair value hierarchy of the Company’s investments as of December 31, 2025 and 2024.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$67,857,191	$67,857,191
Junior secured convertible notes	—	—	2,984,566	2,984,566
Preferred stock investments	—	—	59,821,668	59,821,668
Common stock investments	—	—	341,733	341,733
Warrants	—	—	1,215,343	1,215,343
Total investments before cash equivalents	$—	$—	$132,220,501	$132,220,501
Money market treasury fund	16,132,167	—	—	16,132,167
Total investments after cash equivalents	$16,132,167	$—	$132,220,501	$148,352,668

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$54,401,998	$54,401,998
Preferred stock investments	—	—	30,158,406	30,158,406
Common stock investments	—	—	796,904	796,904
Warrants	—	—	501,824	501,824
Total investments before cash equivalents	$—	$—	$85,859,132	$85,859,132
Money market treasury fund	5,783,352	—	—	5,783,352
Total investments after cash equivalents	$5,783,352	$—	$85,859,132	$91,642,484

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the years ended December 31, 2025 and 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023:

	For the year ended December 31, 2025
	Senior secured convertible notes	Junior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$54,401,998	$—	$30,158,406	$796,904	$501,824	$85,859,132
Purchases of investments	5,750,000	3,000,000	16,466,826	—	—	25,216,826
Proceeds from sales of investments	(3,654,247)	—	—	—	—	(3,654,247)
Proceeds from deferred loan fees	—	(18,000)	—	—	—	(18,000)
Amortization of deferred loan fees	—	2,566	—	—	—	2,566
Net realized gain (loss)	1,154,247	—	—	—	—	1,154,247
Net change in unrealized gain (loss)	10,205,193	—	13,196,436	(455,171)	713,519	23,659,977
Fair value, end of period	$67,857,191	$2,984,566	$59,821,668	$341,733	$1,215,343	$132,220,501
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of December 31, 2025	$10,205,193	$—	$13,196,436	$(455,171)	$713,519	$23,659,977

	For the year ended December 31, 2024
	Senior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$47,827,750	$4,368,028	$—	$—	$52,195,778
Purchases of investments	4,500,000	19,622,657	—	501,824	24,624,481
Non-cash exchange[1]	—	(796,904)	796,904	—	—
Net change in unrealized gain (loss)	2,074,248	6,964,625	—	—	9,038,873
Fair value, end of period	$54,401,998	$30,158,406	$796,904	$501,824	$85,859,132
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of December 31, 2024	$2,074,248	$6,964,625	$—	$—	$9,038,873

1 On December 12, 2024, Peregrine Health spun off its treatment center facilities into a separate legal entity, Integrative Life Network, LLC. The Company has allocated the cost basis of the initial investment between the two entities based on the fair value as of the date of the legal separation. Note that this transaction did not result in any realized gain or loss.

	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
	Senior secured convertible notes	Preferred stock investments	Total investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	45,000,000	4,756,904	49,756,904
Net change in unrealized gain (loss)	2,827,750	(388,876)	2,438,874
Fair value, end of period	$47,827,750	$4,368,028	$52,195,778
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of December 31, 2023	$2,827,750	$(388,876)	$2,438,874

There were no transfers into or out of Level 3 of the fair value hierarchy for the years ended December 31, 2025 and 2024, or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

The following provides information on Level 3 investments held by the Company that were valued at December 31, 2025 and 2024, based on unobservable inputs.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$67,857,191	Discounted expected return	Discount rate	27.7% - 42.1% (41.1%)	Decrease
			Term	0.8 - 1.8 Years (1.2 Years)	Decrease
Junior secured convertible notes	2,984,566	Recent transaction	Transaction price	N/A	N/A
Preferred stock investments	59,821,668	Recent transaction	Transaction price	N/A	N/A
		Market approach	Revenue Multiples	2.3x - 7.5x (5.4x)	Increase
			Volatility	40.0% - 65.0% (52.5%)	Increase
			Estimated time to exit (in years)	1.0 - 5.0 Years (3.1 Years)	Decrease
Common stock investments	341,733	Market approach	Revenue Multiples	1.3x - 1.3x (1.3x)	Increase
			Volatility	35.0% - 35.0% (35.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Warrants	1,215,343	Market approach	Revenue Multiples	2.3x - 2.3x (2.3x)	Increase
			Volatility	55.0% - 55.0% (55.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Total	$132,220,501

1 The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.

2 This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

1 The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment.

2 This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of December 31, 2025 or 2024.

Additionally, from time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of December 31, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing. The Company had no investments that were committed but not yet funded as of December 31, 2024.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

Note 7. Borrowings

As of December 31, 2025 and 2024, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value.

The following table summarizes transactions in Shares for the years ended December 31, 2025 and 2024, and for the period from July 13, 2023 ("Commencement of Operations") through December 31, 2023:

	For the Year Ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
Shares
Subscriptions	1,203,080	$38,631,399	1,127,164	$31,268,896
Net increase (decrease)	1,203,080	$38,631,399	1,127,164	$31,268,896

	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
	Shares	Amount
Shares
Subscriptions	2,033,805	$51,219,023
Net increase (decrease)	2,033,805	$51,219,023

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

The following table summarizes each NAV per Share as of the dates listed below:

As of	NAV Per Share
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60
September 30, 2024	$29.54
December 31, 2024	$29.83
March 31, 2025	$31.13
June 30, 2025	$33.16
September 30, 2025	$33.61
December 31, 2025	$34.51

Distributions

The following table summarizes distributions declared by the Company during the year ended December 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Dividend Paid
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.02	$73,252
September 25, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.02	$79,928
December 23, 2025	Quarterly	December 31, 2025	January 9, 2026	$0.0184	$80,306
December 31, 2025[1]	Special	December 31, 2025	January 9, 2026	$0.8019	$3,499,851

(1) The special distribution declared on December 31, 2025 was attributable to proceeds received from the sale of a portfolio company.

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

The Company did not make any share repurchases for the years ended December 31, 2025 and 2024, or for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023.

Note 9. Financial Highlights

The financial highlights for the years ended December 31, 2025 and 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023 are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period July 13, 2023 (“Commencement of Operations”) through December 31, 2023
Per Share Activity
Net asset value per share attributable to common shareholders, beginning of period	$29.83	$26.42	$25.00
Net investment income (loss)[1]	0.69	0.11	0.01
Net realized and unrealized gain (loss)[1]	6.41	3.30	1.41
Net increase (decrease) in net assets resulting from operations	7.10	3.41	1.42
Distributions paid (declared) to shareholders	(0.86)	—	—
Incentive Allocation attributable to the Investment Adviser[1]	(1.56)	—	—
Net increase (decrease) in net assets attributable to common shareholders	4.68	3.41	1.42
Net asset value per share attributable to common shareholders, end of period	$34.51	$29.83	$26.42
Number of Shares outstanding at end of period	4,364,449	3,161,369	2,034,205
Total return before Incentive Fee and Incentive Allocation2 4	23.80%	16.01%	6.81%
Total return after Incentive Fee and Incentive Allocation2 4	18.57%	12.89%	5.66%
Ratios to Average Net Assets Attributable to Common Shareholders:
Net assets attributable to common shareholders, end of period	$150,602,273	$94,318,492	$53,737,363
Net investment income (loss) before Incentive Fee and Incentive Allocation3 4	2.09%	3.24%	5.28%
Net investment income (loss) after Incentive Fee and Incentive Allocation3 4	(2.73)%	0.35%	4.24%
Total expenses before Incentive Fee and Incentive Allocation3 4	2.85%	3.18%	3.87%
Total expenses after Incentive Fee and Incentive Allocation3 4	7.67%	6.08%	4.91%
Portfolio turnover[5]	3.42%	0.00%	0.00%

1.
Calculated based on weighted average shares outstanding during the period.
2.
Total return is not annualized and represents the total return for the years ended December 31, 2025 and 2024, and for the period from July 13, 2023 (“Commencement of Operations”) through December 31, 2023 before and after the Incentive Fee/Allocation. Total return displayed is net of all fees, including all operating expenses such as management fees and general and administrative expenses. Total return after Incentive Fee/Allocation is calculated as the change in net asset value (“NAV”) per Share attributable to common shareholders divided by the beginning NAV per Share attributable to common shareholders (which for the purposes of this calculation is equal to the net offering price in effect at that time).
3.
The ratio reflects an annualized amount for the period from July 13, 2023 ("Commencement of Operations") through December 31, 2023, except in the case of non-recurring expenses (i.e., Incentive Fee/Incentive Allocation).
4.
As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation. As such, for the year ended December 31, 2025, the ratio presented is before and after the Incentive Allocation and for the year ended December 31, 2024 and for the period from July 13, 2023 ("Commencement of Operations") through December 31, 2023, the ratio presented is before and after the Incentive Fee.
5.
No investments were sold for the year ended December 31, 2024 and for the period from July 13, 2023 ("Commencement of Operations") through December 31, 2023.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Annual Report on Form 10-K. The following subsequent events were identified for disclosure:

Share Issuance

As of January 2, 2026, the Company sold 376,214 Shares at a NAV price of $34.51 per Share (with the final number of Shares being determined on January 14, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $12,983,147.

Distributions

On January 9, 2026, the Company paid the distributions of $0.8019 and $0.0184 per share to shareholders of record as of December 31, 2025, for a total amount of $3,580,157.

Investments

On February 13, 2026, the Company invested $2.0 million into a senior secured convertible note of Korio, Inc. The note has an interest rate of 10% and matures on August 13, 2027.

On March 19, 2026, the Company invested $3.0 million into an unsecured convertible note of Peregrine Health, Inc. The note has an interest rate of 10% and matures on December 31, 2027.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

(b)
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.Management

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

Trustees

The following information regarding the Board is as of March 19, 2026:

Name	Age	Position	Trustee Since	Principal Occupation During Past 5 Years
Interested Trustees
Mark Buffington	55	Chairman of the Board and Chief Executive Officer	2023	Managing Partner and Chief Executive Officer of BIP Capital, LLC
Mark Flickinger	47	Trustee and Chief Operating Officer	2023	Chief Operating Officer of BIP Capital, LLC

Independent Trustees
Mark Bell	50	Trustee	2023	Partner and Head of Business Advisory and Private Capital at Balentine
Hines Brannan	78	Trustee	2023	Retired; Managing Partner of various offices/industry verticals at Accenture (1989-2002)
Russell Robins	74	Trustee	2023	Professor Emeritus at the Freeman School of Business, Tulane University
Ann St Germain	66	Trustee	2023	Retired; Managing Partner and the Chief Financial Officer of Grove Street Advisors, LLC (1999-2015)
Mark Teixeira	45	Trustee	2023	Founder at Tex & Company

The address for each of our Trustees is c/o BIP Capital, LLC, 3575 Piedmont Rd NE, Building 15, Suite 730, Atlanta, Georgia 30305.

Executive Officers Who Are Not Trustees

The following information regarding the Company’s executive officers who are not Trustees is as of March 19, 2026:

Name	Age	Position
Todd Knudsen	53	Chief Financial Officer and Chief Compliance Officer

The address for each of the Company’s executive officers is c/o BIP Capital, LLC, 3575 Piedmont Rd NE, Building 15, Suite 730, Atlanta, Georgia 30305.

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

In addition to being a frequent contributor to publications such as Real Assets Adviser, Financial Times, Wall Street Journal, The New York Times, and Atlanta Business Chronicle, Dr. Bell has given international lectures at Luxembourg School of Finance, the University of Zurich, Sciences Po, the Vatican, and the Kuwait Fund. At Emory University, Dr. Bell is an Executive in Residence at the Center for Alternative Investments at Goizueta Business School and a Visiting Professor and Advisory Board Chair (emeritus) in the Department of Quantitative Theory and Methods. Dr. Bell has a Doctorate and Masters in Modern History from the University of Oxford and a Bachelor’s degree from Stanford University, where he was the valediction speaker.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

None of the Company’s officers receive direct compensation from the Company. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Adviser, pursuant to the terms of the Investment Advisory Agreement. Our day-to-day investment and administrative operations are managed by the Investment Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Investment Adviser.

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

The table below sets forth the compensation received by each Independent Trustee from the Company for service during the year ended December 31, 2025:

Name of Independent Trustee	Fees Earned or Paid in Cash[1]	Total Compensation from the Company
Mark Bell	$50,000	$50,000
Hines Brannan	$50,000	$50,000
Russell Robins	$50,000	$50,000
Ann St Germain	$52,000	$52,000
Mark Teixeira	$50,000	$50,000

(1) The Company does not maintain a stock or option plan, non-equity incentive plan or pension plan for the Independent Trustees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 19, 2026, information with respect to the beneficial ownership of our Common Shares at the time of the satisfaction of the minimum offering requirement by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of our Trustees and each executive officer; and
•
all of our Trustees and executive officers as a group.

The percentage of beneficial ownership is based on 4,740,663 shares outstanding as of March 19, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

		Common Shares Beneficially Owned
Name and Address(1)	Type of ownership	Number	Percentage
BIP Capital, LLC (2)	Direct	400	*
Mark Buffington(2)	Indirect	49,878	1.05%
Mark Flickinger	Indirect	5,020	*
Mark Bell	Direct	946	*
Hines Brannan	Direct	2,000	*
Russell Robins	N/A	-	-
Ann St Germain	Indirect	1,955	*
Mark Teixeira	Indirect	9,463	*
Todd Knudsen	Direct and Indirect	802	*
All Trustees and officers as a group (8 persons)(1)		70,464

* Less than 1%

(1)
The address for each of the Company’s officers and Trustees is c/o BIP Capital, LLC, 3575 Piedmont Rd NE, Building 15, Suite 730, Atlanta, Georgia 30305.
(2)
In conjunction with the Company’s formation, the Investment Adviser purchased $10,000 in Shares of the Company. The Shares were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Mr. Buffington is a control person of the Investment Adviser and, accordingly, controls the Investment Adviser’s Shares of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Conflicts Relating to the Purchase and Sale of Investments

Co-Investment Relief

The Company and the Investment Adviser have received an exemptive order from the SEC (the “Order”) that permits the Company, among other things, to participate in negotiated co-investment transactions with other funds managed by the Investment Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not interested persons as defined in Section 2(a)(19) of the 1940 Act, must make certain conclusions in connection with a co-investment transaction, including (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

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

Investment Advisory Agreement

In the course of the Company’s investing activities, it will pay Management and Incentive Fees/Allocation to the Investment Adviser. The Company has entered into an Investment Advisory Agreement with the Investment Adviser. The Management Fee is based on the Company’s average net assets and the Incentive Fee/Allocation is computed and paid on realized capital gains. Because these fees are based on the Company’s average net assets, the Investment Adviser benefits when the Company’s net asset value increases, which could create an incentive to overvalue the assets. Additionally, the Incentive Fee payable/Incentive Allocation by the Company to the Investment Adviser may create an incentive for the Investment Adviser to cause the Company to realize capital gains that may not be in the best interests of the Company or the Shareholders. Under the Incentive Fee/Allocation structure, the Investment Adviser benefits when the Company recognizes capital gains and, because the Investment Adviser determines when an investment is sold, the Investment Adviser controls the timing of the recognition of such capital gains. The Board is charged with protecting the Shareholders’ interests by monitoring how the Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.

The Company expects to make many of its portfolio investments in the form of securities that are not publicly traded and for which no market-based price quotation is available. As a result, the Investment Adviser, as valuation designee, will determine the fair value of these investments in good faith as described in “Risk Factors—Risks Relating to The Company’s Business and Structure—Uncertainty as to the Value of Certain Portfolio Investments.” In connection with that determination, investment professionals from the Investment Adviser will provide the Board with valuations based upon the most recent Portfolio Company financial statements available and projected financial results of each Portfolio Company. While the valuation for each material portfolio investment will be reviewed by an independent valuation firm at least once annually, the determination of fair value will be made by the Investment Adviser and not by such third-party valuation firm. In addition, each of the Interested Trustees has an indirect pecuniary interest in the Investment Adviser. The participation of the Investment Adviser’s investment professionals in the Company’s valuation process, and the pecuniary interest in the Investment Adviser by certain members of the Board, could result in a conflict of interest as the Investment Adviser’s Management Fee is based, in part, on the value of the Company’s gross assets, and the Company’s Incentive Fees/Allocation will be based, in part, on realized gains and realized and unrealized losses.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate audit fees billed or expected to be billed by Ernst & Young LLP (PCAOB ID No. 42) for the years ended December 31, 2025 and 2024 were $308,000 and $385,000, respectively.

Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services, including out-of-pocket expenses, that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed or are expected to be billed by Ernst & Young LLP for the years ended December 31, 2025 and 2024.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Tax Fees

The aggregate tax fees billed or expected to be billed by Ernst & Young LLP for the years ended December 31, 2025 and 2024 were $150,000 and $108,000, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

All Other Fees

No fees were billed or are expected to be billed by Ernst & Young LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Tax Fees” above, for the years ended December 31, 2025 and 2024.

No other fees were billed or are expected to be billed by Ernst & Young LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed or are expected to be billed to the Investment Adviser and service affiliates by Ernst & Young LLP for non-audit services for the years ended December 31, 2025 and 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements – Refer to Item 8 starting on page 64.
(2)
Financial Statement Schedules – None
(3)
Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust
3.2	Bylaws
4.1*	Subscription Agreement
4.2*	Description of Securities
10.1	Second Amended and Restated Investment Advisory Agreement
10.2	Form of Indemnification Agreement
10.3	Custodian Agreement
10.4	Transfer Agent Services Agreement
10.5	Expense Support and Conditional Reimbursement Agreement
14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

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
Date: March 19, 2026

BIP Ventures Evergreen BDC

	By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer and Chief Compliance Officer
Date: March 19, 2026

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 19, 2026

Signatures		Title	Date

By:	/s/ Mark Buffington	Chief Executive Officer and Chairman of the Board of Trustees	March 19, 2026
Mark Buffington

By:	/s/ Todd Knudsen	Chief Financial Officer and Chief Compliance Officer	March 19, 2026
Todd Knudsen

By:	/s/ Mark Flickinger	Trustee and Chief Operating Officer	March 19, 2026
Mark Flickinger

By:	/s/ Mark Bell	Trustee	March 19, 2026
Mark Bell

By:	/s/ Hines Brannan	Trustee	March 19, 2026
Hines Brannan

By:	/s/ Russell Robins	Trustee	March 19, 2026
Russell Robins

By:	/s/ Ann St Germain	Trustee	March 19, 2026
Ann St Germain

By:	/s/ Mark Teixeira	Trustee	March 19, 2026
Mark Teixeira