Form 10-Q
period 2026-03-31
BIP Ventures Evergreen BDC
filed 2026-05-08
CIK 1950572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01656

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

As of May 8, 2026, the registrant had 4,917,011 shares of beneficial interest, $0.01 par value per share, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Investments
Non-controlled / non-affiliated investments (cost of $67,734,949 and $67,734,047 at March 31, 2026 and December 31, 2025, respectively)	$83,363,065	$91,397,098
Non-controlled / affiliated investments (cost of $34,348,730 and $29,348,730 at March 31, 2026 and December 31, 2025, respectively)	46,797,134	40,823,403
Total investments, at fair value (cost of $102,083,679 and $97,082,777 at March 31, 2026 and December 31, 2025, respectively)	130,160,199	132,220,501
Cash and cash equivalents	23,794,368	16,338,381
Interest receivable	12,904,461	11,531,821
Receivable from sale of investments	—	3,750,000
Prepaid expenses	51,350	83,272
Total assets	$166,910,378	$163,923,975
Liabilities
Management fees payable	$675,359	$623,305
Incentive fees payable	2,621,990	2,780,956
Accrued audit and tax fees	286,500	224,000
Accrued expenses and other liabilities	43,472	64,045
Distributions payable	78,695	3,580,157
Total liabilities	$3,706,016	$7,272,463
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (4,740,663 and 4,364,449 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	47,407	43,644
Paid-in-capital in excess of par value	134,065,058	121,085,674
Total distributable earnings (losses)	24,020,616	29,472,955
Net assets attributable to common shareholders	158,133,081	150,602,273
Incentive allocation attributable to the Investment Adviser	5,071,281	6,049,239
Total net assets	163,204,362	156,651,512
Total liabilities and net assets	$166,910,378	$163,923,975
Net asset value per share attributable to common shareholders (a)	$33.36	$34.51

a.
Calculated using net assets attributable to common shareholders

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations and Incentive Allocation

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,456,239	$1,284,102
Other interest income	247,760	147,789
Total investment income	1,703,999	1,431,891
Expenses:
Management fees	675,359	443,101
Professional fees	175,047	72,306
Board of Trustees’ fees	65,037	65,587
Administration fees	40,473	38,134
Other general and administrative expenses	38,481	24,701
Total expenses	994,397	643,829
Net investment income (loss)	709,602	788,062
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(8,034,935)	4,953,310
Net change in unrealized gain (loss) on non-controlled / affiliated investments	973,731	—
Net realized and unrealized gain (loss) on investments	(7,061,204)	4,953,310
Net increase (decrease) in net assets resulting from operations	$(6,351,602)	$5,741,372
Incentive allocation attributable to the Investment Adviser	(977,958)	1,247,483
Net increase (decrease) in net assets attributable to common shareholders	$(5,373,644)	$4,493,889

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par value	Paid-in-capital in excess of par	Total distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at December 31, 2024	3,161,369	$31,614	$82,466,305	$11,820,573	$94,318,492	$—	$94,318,492
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	788,062	788,062	—	788,062
Net change in unrealized gain (loss) on investments	—	—	—	4,953,310	4,953,310	—	4,953,310
Incentive allocation attributable to the Investment Adviser	—	—	—	(1,247,483)	(1,247,483)	1,247,483	—
Issuance of common shares	316,108	3,161	9,426,339	—	9,429,500	—	9,429,500
Total increase for the three months ended March 31, 2025	316,108	3,161	9,426,339	4,493,889	13,923,389	1,247,483	15,170,872
Balance at March 31, 2025	3,477,477	$34,775	$91,892,644	$16,314,462	$108,241,881	$1,247,483	$109,489,364

Balance at December 31, 2025	4,364,449	$43,644	$121,085,674	$29,472,955	$150,602,273	$6,049,239	$156,651,512
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	709,602	709,602	—	709,602
Net change in unrealized gain (loss) on investments	—	—	—	(7,061,204)	(7,061,204)	—	(7,061,204)
Incentive allocation attributable to the Investment Adviser	—	—	—	977,958	977,958	(977,958)	—
Issuance of common shares	376,214	3,763	12,979,384	—	12,983,147	—	12,983,147
Distributions declared to shareholders	—	—	—	(78,695)	(78,695)	—	(78,695)
Total increase (decrease) for the three months ended March 31, 2026	376,214	3,763	12,979,384	(5,452,339)	7,530,808	(977,958)	6,552,850
Balance at March 31, 2026	4,740,663	$47,407	$134,065,058	$24,020,616	$158,133,081	$5,071,281	$163,204,362

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(6,351,602)	$5,741,372
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	8,034,935	(4,953,310)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(973,731)	—
Amortization of deferred loan fees	(902)	—
Payments for purchases of investments	(5,000,000)	(4,750,000)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,372,640)	(1,293,859)
(Increase) decrease in prepaid expenses	31,922	—
(Increase) decrease in receivable from sale of investments	3,750,000	—
Increase (decrease) in management fees payable	52,054	50,934
Increase (decrease) in incentive fees payable	(158,966)	—
Increase (decrease) in accrued audit and tax fees	62,500	(37,075)
Increase (decrease) in accrued expenses and other liabilities	(20,573)	(32,557)
Net cash provided by (used in) operating activities	(1,947,003)	(5,274,495)
Cash flows from financing activities:
Proceeds from issuance of common shares	12,983,147	9,429,500
Distributions paid	(3,580,157)	—
Net cash provided by (used in) financing activities	9,402,990	9,429,500

Net change in cash and cash equivalents	7,455,987	4,155,005
Cash and cash equivalents, beginning of period	16,338,381	5,783,352
Cash and cash equivalents, end of period	$23,794,368	$9,938,357

Supplemental Disclosure of Cash-Flow Information
Distributions declared during the period	$78,695	$—

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

March 31, 2026

(unaudited)

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10.0%	2/27/2026 (h)	$48,500,000	$48,500,000	$55,319,697
Healthcare
Kythera Labs, Inc.	Senior Secured Convertible Note	2/11/2025	12.0%	10/1/2027	$4,250,000	4,250,000	4,680,812
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Junior Secured Convertible Note	4/4/2025	10.5%	3/31/2030	$2,985,468	2,985,468	2,985,468
Total non-controlled / non-affiliated convertible notes						55,735,468	62,985,977	38.59%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	20,377,088
Total non-controlled / non-affiliated equity investments						11,999,481	20,377,088	12.49%
Total non-controlled / non-affiliated investments						67,734,949	83,363,065	51.08%

Investments – non-controlled / affiliated
Convertible Notes
Healthcare
Korio, Inc.	Senior Secured Convertible Note	2/13/2026	10.0%	8/13/2027	$2,000,000	2,000,000	2,000,000
Peregrine Health, Inc.	Unsecured Convertible Note	3/19/2026	10.0%	12/31/2027	$3,000,000	3,000,000	3,000,000
Total non-controlled / affiliated convertible notes						5,000,000	5,000,000	3.06%
Equity Investments (d)
Healthcare
ChartSpan Medical Technologies, Inc.	Series Seed Preferred Stock	6/18/2025	N/A	N/A	1,216,562	1,553,902	2,515,333
ChartSpan Medical Technologies, Inc.	Series Seed 3 Preferred Stock	6/18/2025	N/A	N/A	640,168	817,680	1,329,057
ChartSpan Medical Technologies, Inc.	Series Seed 3A Preferred Stock	6/18/2025	N/A	N/A	1,212,073	1,548,168	2,519,518
ChartSpan Medical Technologies, Inc.	Series Seed 4 Preferred Stock	6/18/2025	N/A	N/A	4,811,406	6,145,558	10,039,693

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
ChartSpan Medical Technologies, Inc.	Series B-1 Preferred Stock	6/18/2025	N/A	N/A	140,297	179,200	340,631
ChartSpan Medical Technologies, Inc.	Series B-2 Preferred Stock	6/18/2025	N/A	N/A	219,309	280,121	518,130
ChartSpan Medical Technologies, Inc.	Series C-1 Preferred Stock	8/11/2025	N/A	N/A	848,677	1,942,197	2,290,751
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	251,152	522,718	138,533
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	131,534	274,186	72,553
Istios Health, LLC	Series Seed Preferred Stock	6/6/2025	N/A	N/A	4,000,000	4,000,000	4,000,000
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,931,219
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	7,925,774
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	4,416,059
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	186,575
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	1,573,308
Total non-controlled / affiliated equity investments						29,348,730	41,797,134	25.61%
Total non-controlled / affiliated investments						34,348,730	46,797,134	28.67%

Total Investments (f)						$102,083,679	$130,160,199	79.75%

Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	3.60%	N/A	23,590,342	$23,590,342	$23,590,342
Total Cash Equivalents						23,590,342	23,590,342	14.45%
Total Investments and Cash Equivalents						$125,674,021	$153,750,541	94.21%

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
f.
Securities exempt from registration under the Securities Act (as defined in Note 1), and are deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities is $130.2 million or 79.8% of the Company’s net assets.
g.
The initial acquisition dates have been included for the “restricted securities.”
h.
The convertible notes had a stated maturity date of February 27, 2026. The Company has agreed to terms to extend the maturity date with Mediafly, Inc.; however, the extension has not been formally executed as of the reporting date.

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

Management Fee:

The Company pays the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance is the average of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has the discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate. For the three months ended March 31, 2026 and 2025, the Company did not reduce the Management Fee or grant a temporary waiver of the fee.

For the three months ended March 31, 2026 and 2025, the Company recorded Management Fee expense of $675,359 and $443,101, respectively. The Company has recorded a Management Fee payable of $675,359 and $623,305 as of March 31, 2026 and December 31, 2025, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. The Company has recorded an Incentive Fee payable of $2,621,990 and $2,780,956 as of March 31, 2026 and December 31, 2025, respectively. As the Incentive Fee is no longer incurred by the Company as of January 1, 2025, this Incentive Fee payable has been “frozen” (i.e. “crystallized”) and will remain on the balance sheet until paid by the Company. When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes. For the three months ended March 31, 2026, the Company paid $158,966 of Incentive Fee to the Investment Adviser related to the realized gain recognized from the sale of a Portfolio Company. As such, the crystallized amount of Incentive Fee was reduced by this payment.

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

For the three months ended March 31, 2026 and 2025, the Company recorded an Incentive Allocation of $(977,958) and $1,247,483, respectively. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation adjusted the amount of net assets attributable to common shareholders and the Incentive Allocation attributable to the Investment Adviser commensurately, with a positive allocation reducing common shareholder net assets and increasing the Investment Adviser's allocation, and a negative allocation having the opposite effect. For the three months ended March 31, 2026, the Company waived $15,750 of Incentive Allocation, which was approved by the Board on April 17, 2026. The Company did not waive any Incentive Allocation payable for the three months ended March 31, 2025. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

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

Since inception, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of March 31, 2026, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred by the Company during the three months ended March 31, 2026 or 2025.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$54,750,000	$62,000,509	47.6%	$52,750,000	$67,857,191	51.3%
Junior secured convertible notes	2,985,468	2,985,468	2.3%	2,984,566	2,984,566	2.3%
Unsecured convertible notes	3,000,000	3,000,000	2.3%	—	—	—
Preferred stock investments	40,049,483	60,389,828	46.4%	40,049,483	59,821,668	45.2%
Common stock investments	796,904	211,086	0.2%	796,904	341,733	0.3%
Warrants	501,824	1,573,308	1.2%	501,824	1,215,343	0.9%
Total	$102,083,679	$130,160,199	100.0%	$97,082,777	$132,220,501	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Enterprise SaaS	42.5%	47.9%
Technology-Enabled Marketplace	18.0%	17.8%
Healthcare	39.5%	34.3%
Total	100.0%	100.0%

As of and for the three months ended March 31, 2026, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the three months ended March 31, 2026	Percentage of Total Assets as of March 31, 2026
Mediafly, Inc.	71.2%	33.1%
CareSave Technologies, Inc. (d/b/a ShiftMed)	4.7%	14.0%
ChartSpan Medical Technologies, Inc.	—	11.7%
Peregrine Health, Inc.	0.6%	10.2%

As of December 31, 2025 and for the three months ended March 31, 2025, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the three months ended March 31, 2025	Percentage of Total Assets as of December 31, 2025
Mediafly, Inc.	84.7%	38.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	—	14.4%
ChartSpan Medical Technologies, Inc.	—	12.5%

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

Transactions related to investments in non-controlled / affiliated companies for the three months ended March 31, 2026 were as follows:

Portfolio Company	Type of Asset	Fair value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2026	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$20,533,093	$—	$—	$(979,980)	$19,553,113	$—
Integrative Life Network, LLC	Common stock investments	341,733	—	—	(130,647)	211,086	—
Istios Health, LLC	Preferred stock investments	4,000,000	—	—	—	4,000,000	—
Korio, Inc.	Senior secured convertible notes	—	2,000,000	—	—	2,000,000	—
Korio, Inc.	Preferred stock investments	3,777,486	—	—	153,733	3,931,219	—
Peregrine Health, Inc.	Unsecured convertible notes	—	3,000,000	—	—	3,000,000	—
Peregrine Health, Inc.	Preferred stock investments	10,955,748	—	—	1,572,660	12,528,408	—
Peregrine Health, Inc.	Warrants	1,215,343	—	—	357,965	1,573,308	—
Total Investments		$40,823,403	$5,000,000	$—	$973,731	$46,797,134	$—

Transactions related to investments in non-controlled / affiliated companies for the three months ended March 31, 2025 were as follows:

Portfolio Company	Type of Asset	Fair value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2025	Dividend and Interest Income
Non-Controlled / Affiliated Investments
Peregrine Health, Inc.	Preferred stock investments	$8,083,176	$—	$—	$—	$8,083,176	$—
Peregrine Health, Inc.	Warrants	501,824	—	—	—	501,824	—
Integrative Life Network, LLC	Common stock investments	796,904	—	—	—	796,904	—
Korio, Inc.	Preferred stock investments	3,500,000	—	—	—	3,500,000	—
Total Investments		$12,881,904	$—	$—	$—	$12,881,904	$—

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following tables present the fair value hierarchy of the Company’s investments as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$62,000,509	$62,000,509
Junior secured convertible notes	—	—	2,985,468	2,985,468
Unsecured convertible notes	—	—	3,000,000	3,000,000
Preferred stock investments	—	—	60,389,828	60,389,828
Common stock investments	—	—	211,086	211,086
Warrants	—	—	1,573,308	1,573,308
Total investments before cash equivalents	$—	$—	$130,160,199	$130,160,199
Money market treasury fund	23,590,342	—	—	23,590,342
Total investments after cash equivalents	$23,590,342	$—	$130,160,199	$153,750,541

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$67,857,191	$67,857,191
Junior secured convertible notes	—	—	2,984,566	2,984,566
Preferred stock investments	—	—	59,821,668	59,821,668
Common stock investments	—	—	341,733	341,733
Warrants	—	—	1,215,343	1,215,343
Total investments before cash equivalents	$—	$—	$132,220,501	$132,220,501
Money market treasury fund	16,132,167	—	—	16,132,167
Total investments after cash equivalents	$16,132,167	$—	$132,220,501	$148,352,668

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$67,857,191	$2,984,566	$—	$59,821,668	$341,733	$1,215,343	$132,220,501
Purchases of investments	2,000,000	—	3,000,000	-	—	—	5,000,000
Amortization of deferred loan fees	—	902	—	—	—	—	902
Net change in unrealized gain (loss)	(7,856,682)	—	—	568,160	(130,647)	357,965	(7,061,204)
Fair value, end of period	$62,000,509	$2,985,468	$3,000,000	$60,389,828	$211,086	$1,573,308	$130,160,199
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of March 31, 2026	$(7,856,682)	$—	$—	$568,160	$(130,647)	$357,965	$(7,061,204)

	For the three months ended March 31, 2025
	Senior secured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$54,401,998	$30,158,406	$796,904	$501,824	$85,859,132
Purchases of investments	4,750,000	—	—	—	4,750,000
Net change in unrealized gain (loss)	4,389,283	564,027	—	—	4,953,310
Fair value, end of period	$63,541,281	$30,722,433	$796,904	$501,824	$95,562,442
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of March 31, 2025	$4,389,283	$564,027	$—	$—	$4,953,310

There were no transfers into or out of Level 3 of the fair value hierarchy for the three months ended March 31, 2026 and 2025.

The following provides information on Level 3 investments held by the Company that were valued at March 31, 2026, and December 31, 2025, based on unobservable inputs.

	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$62,000,509	Recent transaction	Transaction price	N/A	N/A
		Discounted expected return	Discount rate	27.7% - 42.1% (41.0%)	Decrease
			Term	0.5 - 1.5 Years (0.8 Years)	Decrease
Junior secured convertible notes	2,985,468	Recent transaction	Transaction price	N/A	N/A
Unsecured convertible notes	3,000,000	Recent transaction	Transaction price	N/A	N/A
Preferred stock investments	60,389,828	Recent transaction	Transaction price	N/A	N/A
		Market approach	Revenue Multiples	2.5x - 7.3x (5.1x)	Increase
			Volatility	40.0% - 65.0% (52.3%)	Increase
			Estimated time to exit (in years)	1.0 - 5.0 Years (3.1 Years)	Decrease
Common stock investments[3]	211,086	Market approach	Revenue Multiples	1.3x - 1.3x (1.3x)	Increase
			Volatility	35.0% - 35.0% (35.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Warrants[3]	1,573,308	Market approach	Revenue Multiples	2.5x - 2.5x (2.5x)	Increase
			Volatility	55.0% - 55.0% (55.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Total	$130,160,199

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
3.
The range of unobservable inputs relates to a single portfolio company.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes	$67,857,191	Discounted expected return	Discount rate	27.7% - 42.1% (41.1%)	Decrease
			Term	0.8 - 1.8 Years (1.2 Years)	Decrease
Junior secured convertible notes	$2,984,566	Recent transaction	Transaction price	N/A	N/A
Preferred stock investments	$59,821,668	Recent transaction	Transaction price	N/A	N/A
		Market approach	Revenue Multiples	2.3x - 7.5x (5.4x)	Increase
			Volatility	40.0% - 65.0% (52.5%)	Increase
			Estimated time to exit (in years)	1.0 - 5.0 Years (3.1 Years)	Decrease
Common stock investments[3]	$341,733	Market approach	Revenue Multiples	1.3x - 1.3x (1.3x)	Increase
			Volatility	35.0% - 35.0% (35.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Warrants[3]	$1,215,343	Market approach	Revenue Multiples	2.3x - 2.3x (2.3x)	Increase
			Volatility	55.0% - 55.0% (55.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Total	$132,220,501
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
3.
The range of unobservable inputs relates to a single portfolio company.

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of March 31, 2026 or December 31, 2025.

Additionally, from time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of March 31, 2026 and December 31, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan Medical Technologies, Inc. in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

The Company is not currently subject to any material legal proceedings or threatened legal proceeding against the Company.

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

Note 7. Borrowings

As of March 31, 2026 and December 31, 2025, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value.

The following table summarizes transactions in Shares for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Shares
Subscriptions	376,214	$12,983,147	316,108	$9,429,500
Net increase (decrease)	376,214	$12,983,147	316,108	$9,429,500

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

The following table summarizes each NAV per Share as of the dates listed below:

As of	NAV Per Share
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60
September 30, 2024	$29.54
December 31, 2024	$29.83
March 31, 2025	$31.13
June 30, 2025	$33.16
September 30, 2025	$33.61
December 31, 2025	$34.51
March 31, 2026	$33.36

Distributions

The following table summarizes distributions declared by the Company during the three months ended March 31, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.0166	$78,695

The Company did not make any distributions to its shareholders for the three months ended March 31, 2025.

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

The Company did not make any share repurchases for the three months ended March 31, 2026 or March 31, 2025.

Note 9. Financial Highlights

The financial highlights for the three months ended March 31, 2026 and 2025 are as follows:

	For the three months ended March 31,
	2026	2025
Per Share Activity
Net asset value per share attributable to common shareholders, beginning of period	$34.51	$29.83
Net investment income (loss)[1]	0.15	0.23
Net realized and unrealized gain (loss)[1]	(1.49)	1.43
Net increase (decrease) in net assets resulting from operations	(1.34)	1.66
Distributions paid (declared) to shareholders[1]	(0.02)	—
Incentive Allocation attributable to the Investment Adviser[1]	0.21	(0.36)
Net increase (decrease) in net assets attributable to common shareholders	(1.15)	1.30
Net asset value per share attributable to common shareholders, end of period	$33.36	$31.13
Number of Shares outstanding at end of period	4,740,663	3,477,477
Total return before Incentive Allocation[2]	(3.88)%	5.57%
Total return after Incentive Allocation[2]	(3.27)%	4.37%
Ratios to Average Net Assets Attributable to Common Shareholders:
Net assets attributable to common shareholders, end of period	$158,133,081	$108,241,881
Net investment income (loss) before Incentive Allocation[3]	1.75%	3.00%
Net investment income (loss) after Incentive Allocation[3]	2.35%	1.81%
Total expenses before Incentive Allocation[3]	2.45%	2.45%
Total expenses after Incentive Allocation[3]	1.85%	3.64%
Portfolio turnover[4]	0.00%	0.00%

1.
Calculated based on weighted average shares outstanding during the period.
2.
Total return is not annualized and represents the total return for the three months ended March 31, 2026 and 2025 before and after the Incentive Allocation. Total return displayed is net of all fees, including all operating expenses such as management fees and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per Share attributable to common shareholders plus declared distributions per share, divided by the beginning NAV per Share attributable to common shareholders (which for the purposes of this calculation is equal to the net offering price in effect at that time).
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

Share Issuance

As of April 1, 2026, the Company sold 176,348 Shares at a price of $33.36 per Share (with the final number of Shares being determined on April 17, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $5,882,975.

Distributions

On April 16, 2026, the Company paid the distribution of $0.0166 per share to shareholders of record as of March 31, 2026, for a total amount of $78,695.

Investments

On April 30, 2026, the Company invested $0.7 million into an unsecured convertible note of LynkCare, Inc. d/b/a OncoLens. The note has an interest rate of 8% and matures on July 30, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company’s periodic filings with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as updated by the Company’s periodic filings with the SEC.

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

Since inception, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of March 31, 2026, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the three months ended March 31, 2026 or 2025.

Investment Activity

For the three months ended March 31, 2026, the Company acquired $5.0 million aggregate principal amount of investments as further described below.

On February 13, 2026, the Company invested $2.0 million into a senior secured convertible note of Korio, Inc. ("Korio"). The convertible note has an interest rate of 10% and matures on August 13, 2027.

On March 19, 2026, the Company invested $3.0 million into an unsecured convertible note of Peregrine Health, Inc. ("Peregrine"). The unsecured convertible note has an interest rate of 10% and matures on December 31, 2027.

For the three months ended March 31, 2025, the Company acquired $4.8 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended March 31,
	2026	2025
Investments:
Total investments, beginning of period	$97,082,777	$74,381,385
New investments purchased	5,000,000	4,750,000
Amortization of deferred loan fees	902	—
Investments sold	—	—
Total Investments, End of Period	$102,083,679	$79,131,385

Number of portfolio companies	8	7

Our investments consisted of the following:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$54,750,000	$62,000,509	47.6%	$52,750,000	$67,857,191	51.3%
Junior secured convertible notes	2,985,468	2,985,468	2.3%	2,984,566	2,984,566	2.3%
Unsecured convertible notes	3,000,000	3,000,000	2.3%	—	—	—
Preferred stock investments	40,049,483	60,389,828	46.4%	40,049,483	59,821,668	45.2%
Common stock investments	796,904	211,086	0.2%	796,904	341,733	0.3%
Warrants	501,824	1,573,308	1.2%	501,824	1,215,343	0.9%
Total	$102,083,679	$130,160,199	100.0%	$97,082,777	$132,220,501	100.0%

Our weighted average yields on the convertible notes as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average yields, at amortized cost:
Senior secured convertible notes	10.2%	10.2%
Junior secured convertible notes	10.5%	10.5%
Unsecured convertible notes	10.0%	—
Total convertible notes	10.2%	10.2%

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

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Enterprise SaaS	42.5%	47.9%
Technology-Enabled Marketplace	18.0%	17.8%
Healthcare	39.5%	34.3%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$102,083,679	$130,160,199	100.0%	$97,082,777	$132,220,501	100.0%
Total	$102,083,679	$130,160,199	100.0%	$97,082,777	$132,220,501	100.0%

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

Portfolio Updates

The Company posted a net return of -3.3% for the three months ended March 31, 2026, ending ten consecutive quarters of positive performance, driven by $7.1 million of net unrealized losses resulting from broad market multiple compression affecting software and technology businesses — particularly those characterized by high recurring revenue and longer paths to peak profitability. This valuation decline reflects prevailing market conditions as of the measurement date rather than any deterioration in underlying business quality, as our portfolio continues to perform largely in line with underwriting expectations, demonstrating healthy revenue growth and sound business fundamentals. The Investment Adviser remains confident in the long-term prospects of the portfolio, supported by the durable competitive positioning of its portfolio companies and continued advances in artificial intelligence.

Below is a description of each portfolio company and relevant qualitative updates:

CareSave Technologies, Inc. (d/b/a ShiftMed) is a healthcare workforce solution that connects professionals and clinical facilities to fill open shifts in real time. Innovative technology and an on-demand workforce marketplace supports a thriving healthcare industry.

ChartSpan Medical Technologies, Inc. (“ChartSpan”) provides turn-key, managed care coordination and compliance programs for doctors, clinics and health systems, managing patient care coordination and value-based programs for more than 100 of the most successful practices and health systems in the United States. ChartSpan is in the final stages of acquiring a leading connected health data and remote patient monitoring platform.

Istios Health, LLC is a healthcare technology company focused on delivering virtual specialty care, enabling physician collaboration, and accelerating clinical research through a nationwide specialist physician network.

Korio is a Randomization and Trial Supply Management (RTSM) platform that helps pharmaceutical companies randomize patient groups and coordinate drug supply for trial sites and complex global studies to support successful clinical trials.

Kythera Labs, Inc. ("Kythera") is a data management and analytics platform designed to process healthcare data. Leveraging the power of machine learning, Kythera diligently searches for signals within the data to report and predict behavioral patterns of patients, practitioners, health systems, and payers.

Mediafly, Inc. is a revenue enablement platform that market-facing teams use to plan, predict, coach, and engage at top performance levels to drive revenue growth and efficiency.

Peregrine is a national mental health platform with a comprehensive behavioral health solution that provides telehealth technology, operational support, and expert guidance. With it, they streamline care coordination and accessibility for underserved markets. Peregrine divested their brick-and-mortar business into a separate entity, Integrative Life Network, LLC.

Pipeline Considerations

Below is the near-term pipeline of potential deals, of which the Company is considering as of March 31, 2026. Note that all deals listed are speculative and for illustrative purposes. There is no guarantee any of the deals listed will be executed as listed below:

Company Profile	Estimated Investment Timing	Projected Investment Amount
Chronic Care Management Technology	1H 2026	Up to $16.0 million
Oncology Data Analytics and Clinical Decision Support Platform[1]	1H 2026	Up to $0.8 million
Prior Authorization Automation Solution	1H 2026	Up to $5.0 million
Healthcare Data Analytics Platform	2H 2026	$5.0 million

(1) Funded subsequent to March 31, 2026. Refer to the "Recent Developments" section for more information.

Results of Operations and Net Assets Attributable to Common Shareholders

The following table represents the operating results for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Total investment income	$1,703,999	$1,431,891
Net expenses	994,397	643,829
Net investment income (loss)	709,602	788,062
Net unrealized gain (loss)	(7,061,204)	4,953,310
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,351,602)	$5,741,372
Incentive Allocation attributable to the Investment Adviser	(977,958)	1,247,483
Net Increase (Decrease) in Net Assets Attributable to Common Shareholders	$(5,373,644)	$4,493,889

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

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes. For the three months ended March 31, 2026 and 2025, the Incentive Allocation is displayed as a separate line item below net assets resulting from operations.

Investment Income

Investment income for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest income	$1,703,999	$1,431,891
Total Investment Income	$1,703,999	$1,431,891

For the three months ended March 31, 2026 and 2025, total investment income was $1,703,999 and $1,431,891, respectively. This was primarily driven by accrued interest on the secured convertible note investments.

Expenses

Expenses were as follows:

	For the Three Months Ended March 31,
	2026	2025
Management fees	$675,359	$443,101
Professional fees	175,047	72,306
Board of Trustees’ fees	65,037	65,587
Administration fees	40,473	38,134
Other general and administrative expenses	38,481	24,701
Total expenses	$994,397	$643,829

Management Fees

For the three months ended March 31, 2026 and 2025, management fees were $675,359 and $443,101, respectively. Management Fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance is the average of our total net assets at the end of the two most recently completed calendar quarters.

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

Income Taxes

We have elected to be taxed as a partnership. As a partnership, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three months ended March 31, 2026 and 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended March 31,
	2026	2025
Net change in unrealized gain (loss) on investments	$(7,061,204)	$4,953,310
Net Change in Unrealized Gain (Loss) on Investments	$(7,061,204)	$4,953,310

The net change in unrealized gains (losses) for the three months ended March 31, 2026 and 2025 was due to the appreciation/depreciation in value in the Company’s portfolio investments.

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

For the three months ended March 31, 2026 and 2025, the Company recorded an Incentive Allocation of $(977,958) and $1,247,483, respectively. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation adjusted the amount of net assets attributable to common shareholders and the Incentive Allocation attributable to the Investment Adviser commensurately, with a positive allocation reducing common shareholder net assets and increasing the Investment Adviser's allocation, and a negative allocation having the opposite effect. For the three months ended March 31, 2026, the Company waived $15,750 of Incentive Allocation, which was approved by the Board on April 17, 2026. The Company did not waive any Incentive Allocation payable for the three months ended March 31, 2025. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

The following table represents the Incentive Allocation attributable to the Investment Adviser for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Incentive allocation attributable to the Investment Adviser	$(977,958)	$1,247,483
Incentive Allocation Attributable to the Investment Adviser	$(977,958)	$1,247,483

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. While credit facilities are permitted to be utilized, we do not expect them to be a large portion of the funding of investments. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders. The cash balance as of March 31, 2026 is expected to be sufficient for our investing activities and to continue to conduct our operations.

Net Assets

In connection with the formation, we have the authority to issue unlimited common shares, $0.01 per Share par value. On July 12, 2023, the Investment Adviser purchased 400 Shares to capitalize the Company. On August 24, 2023, we accepted subscription requests, broke escrow, and commenced investment activities.

The following table sets forth Share issuances life-to-date through the period ended March 31, 2026.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500
April 1, 2025	$31.13	185,094	$5,762,000
July 1, 2025	$33.16	333,797	$11,068,699
October 1, 2025	$33.61	368,081	$12,371,200
January 2, 2026	$34.51	376,214	$12,983,147
April 1, 2026	$33.36	176,348	$5,882,975

Distributions and Share Repurchases

We expect to make distributions following the liquidation of one or more of our investments and upon receipt of cash interest payments from our convertible note investments. Distributions will only be available to the extent there is cash flow from any such liquidations. The following table summarizes distributions declared by the Company during the three months ended March 31, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.0166	$78,695

We did not make any distributions to our shareholders during the three months ended March 31, 2025. We did not make any share repurchases for the three months ended March 31, 2026 or March 31, 2025. We intend to offer a share repurchase program beginning in the second half of 2026. See Note 8 – Net Assets.

Borrowings

We do not have any debt obligations nor any preferred shares as of March 31, 2026 or December 31, 2025. As such, we are in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and our allocation may change prior to the date of funding. Our disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of March 31, 2026 and December 31, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan Medical Technologies, Inc. in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026 and December 31, 2025, management was not aware of any pending or threatened litigation.

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

Recent Developments

Subscriptions

As of April 1, 2026, the Company sold 176,348 Shares at a price of $33.36 per Share (with the final number of Shares being determined on April 17, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $5,882,975.

	NAV	Shares	Amount
April 1, 2026	$33.36	176,348	$5,882,975

Distributions

On April 16, 2026, the Company paid the distribution of $0.0166 per share to shareholders of record as of March 31, 2026, for a total amount of $78,695.

Investments

On April 30, 2026, the Company invested $0.7 million into an unsecured convertible note of LynkCare, Inc. d/b/a OncoLens. The note has an interest rate of 8% and matures on July 30, 2027.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of March 31, 2026 or December 31, 2025. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Date: May 8, 2026

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer

Date: May 8, 2026