Form 10-Q
period 2026-06-30
BIP Ventures Evergreen BDC
filed 2026-08-07
CIK 1950572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

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

As of August 7, 2026, the registrant had 5,111,825 shares of beneficial interest, $0.01 par value per share, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	June 30, 2026
	(unaudited)	December 31, 2025
Assets
Investments
Non-controlled / non-affiliated investments (cost of $73,020,469 and $67,734,047 at June 30, 2026 and December 31, 2025, respectively)	$88,012,712	$91,397,098
Non-controlled / affiliated investments (cost of $49,553,430 and $29,348,730 at June 30, 2026 and December 31, 2025, respectively)	69,622,834	40,823,403
Total investments, at fair value (cost of $122,573,899 and $97,082,777 at June 30, 2026 and December 31, 2025, respectively)	157,635,546	132,220,501
Cash and cash equivalents	8,409,391	16,338,381
Interest receivable	14,398,204	11,531,821
Receivable from sale of investments	—	3,750,000
Prepaid expenses	19,199	83,272
Total assets	$180,462,340	$163,923,975
Liabilities
Management fees payable	$718,135	$623,305
Incentive fees payable	2,621,990	2,780,956
Accrued audit and tax fees	199,917	224,000
Accrued expenses and other liabilities	71,015	64,045
Distributions payable	79,656	3,580,157
Total liabilities	$3,690,713	$7,272,463
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (4,917,011 and 4,364,449 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	49,170	43,644
Paid-in-capital in excess of par value	139,946,270	121,085,674
Total distributable earnings (losses)	30,161,838	29,472,955
Net assets attributable to common shareholders	170,157,278	150,602,273
Incentive allocation attributable to the Investment Adviser	6,614,349	6,049,239
Total net assets	176,771,627	156,651,512
Total liabilities and net assets	$180,462,340	$163,923,975
Net asset value per share attributable to common shareholders (a)	$34.61	$34.51

(a)
Calculated using net assets attributable to common shareholders

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations and Incentive Allocation

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,607,172	$1,485,314	$3,063,410	$2,769,416
Other interest income	217,361	112,326	465,120	260,115
Total investment income	1,824,533	1,597,640	3,528,530	3,029,531
Expenses:
Management fees	718,135	502,433	1,393,494	945,534
Professional fees	185,736	350,514	360,782	422,820
Board of Trustees’ fees	63,000	63,000	128,037	128,587
Administration fees	39,299	45,737	79,772	83,871
Other general and administrative expenses	39,543	24,923	78,024	49,624
Total expenses	1,045,713	986,607	2,040,109	1,630,436
Net investment income (loss)	778,820	611,033	1,488,421	1,399,095
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(50,056)	3,718,324	(8,084,991)	8,671,634
Net change in unrealized gain (loss) on non-controlled / affiliated investments	7,035,182	5,258,899	8,008,913	5,258,899
Net realized and unrealized gain (loss) on investments	6,985,126	8,977,223	(76,078)	13,930,533
Net increase (decrease) in net assets resulting from operations	$7,763,946	$9,588,256	$1,412,343	$15,329,628
Incentive allocation attributable to the Investment Adviser	1,543,068	2,077,107	565,110	3,324,590
Net increase (decrease) in net assets attributable to common shareholders	$6,220,878	$7,511,149	$847,233	$12,005,038

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par value	Paid-in-capital in excess of par	Total distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at March 31, 2025	3,477,477	$34,775	$91,892,644	$16,314,462	$108,241,881	$1,247,483	$109,489,364
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	611,033	611,033	—	611,033
Net change in unrealized gain (loss) on investments	—	—	—	8,977,223	8,977,223	—	8,977,223
Incentive allocation attributable to the Investment Adviser	—	—	—	(2,077,107)	(2,077,107)	2,077,107	—
Issuance of common shares	185,094	1,851	5,760,149	—	5,762,000	—	5,762,000
Distributions declared to shareholders	—	—	—	(73,252)	(73,252)	—	(73,252)
Total increase for the three months ended June 30, 2025	185,094	1,851	5,760,149	7,437,897	13,199,897	2,077,107	15,277,004
Balance at June 30, 2025	3,662,571	$36,626	$97,652,793	$23,752,359	$121,441,778	$3,324,590	$124,766,368

Balance at March 31, 2026	4,740,663	$47,407	$134,065,058	$24,020,616	$158,133,081	$5,071,281	$163,204,362
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	778,820	778,820	—	778,820
Net change in unrealized gain (loss) on investments	—	—	—	6,985,126	6,985,126	—	6,985,126
Incentive allocation attributable to the Investment Adviser	—	—	—	(1,543,068)	(1,543,068)	1,543,068	—
Issuance of common shares	176,348	1,763	5,881,212	—	5,882,975	—	5,882,975
Distributions declared to shareholders	—	—	—	(79,656)	(79,656)	—	(79,656)
Total increase (decrease) for the three months ended June 30, 2026	176,348	1,763	5,881,212	6,141,222	12,024,197	1,543,068	13,567,265
Balance at June 30, 2026	4,917,011	$49,170	$139,946,270	$30,161,838	$170,157,278	$6,614,349	$176,771,627

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par value	Paid-in-capital in excess of par	Total distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at December 31, 2024	3,161,369	$31,614	$82,466,305	$11,820,573	$94,318,492	$—	$94,318,492
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	1,399,095	1,399,095	—	1,399,095
Net change in unrealized gain (loss) on investments	—	—	—	13,930,533	13,930,533	—	13,930,533
Incentive allocation attributable to the Investment Adviser	—	—	—	(3,324,590)	(3,324,590)	3,324,590	—
Issuance of common shares	501,202	5,012	15,186,488	—	15,191,500	—	15,191,500
Distributions declared to shareholders	—	—	—	(73,252)	(73,252)	—	(73,252)
Total increase for the six months ended June 30, 2025	501,202	5,012	15,186,488	11,931,786	27,123,286	3,324,590	30,447,876
Balance at June 30, 2025	3,662,571	$36,626	$97,652,793	$23,752,359	$121,441,778	$3,324,590	$124,766,368

Balance at December 31, 2025	4,364,449	$43,644	$121,085,674	$29,472,955	$150,602,273	$6,049,239	$156,651,512
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	1,488,421	1,488,421	—	1,488,421
Net change in unrealized gain (loss) on investments	—	—	—	(76,078)	(76,078)	—	(76,078)
Incentive allocation attributable to the Investment Adviser	—	—	—	(565,110)	(565,110)	565,110	—
Issuance of common shares	552,562	5,526	18,860,596	—	18,866,122	—	18,866,122
Distributions declared to shareholders	—	—	—	(158,350)	(158,350)	—	(158,350)
Total increase (decrease) for the six months ended June 30, 2026	552,562	5,526	18,860,596	688,883	19,555,005	565,110	20,120,115
Balance at June 30, 2026	4,917,011	$49,170	$139,946,270	$30,161,838	$170,157,278	$6,614,349	$176,771,627

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,412,343	$15,329,628
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	8,084,991	(8,671,634)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(8,008,913)	(5,258,899)
Conversion of convertible note interest to preferred stock	(1,604)	—
Amortization of deferred loan fees	(1,804)	(762)
Proceeds from deferred loan fees	—	18,000
Payments for purchases of investments	(25,487,714)	(19,749,999)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,866,383)	(2,681,070)
(Increase) decrease in prepaid expenses	64,073	—
(Increase) decrease in receivable from sale of investments	3,750,000	—
Increase (decrease) in management fees payable	94,830	110,266
Increase (decrease) in incentive fees payable	(158,966)	—
Increase (decrease) in accrued audit and tax fees	(24,083)	2,483
Increase (decrease) in accrued expenses and other liabilities	6,970	177,291
Net cash provided by (used in) operating activities	(23,136,260)	(20,724,696)
Cash flows from financing activities:
Proceeds from issuance of common shares	18,866,122	15,191,500
Distributions paid	(3,658,852)	—
Net cash provided by (used in) financing activities	15,207,270	15,191,500

Net change in cash and cash equivalents	(7,928,990)	(5,533,196)
Cash and cash equivalents, beginning of period	16,338,381	5,783,352
Cash and cash equivalents, end of period	$8,409,391	$250,156

Supplemental Disclosure of Cash-Flow Information
Distributions declared during the period	$158,350	$73,252

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

June 30, 2026

(unaudited)

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10.0%	2/27/2026 (h)	$48,500,000	$48,500,000	$55,183,987
Healthcare
Kythera Labs, Inc.	Unsecured Convertible Note	2/11/2025	12.0%	10/1/2027	$4,250,000	4,250,000	5,197,009
LynkCare, Inc. d/b/a OncoLens, Inc. (e)	Unsecured Convertible Note	4/30/2026	8.0%	7/30/2027	$718,594	718,594	718,594
PriorAuthNow, Inc. d/b/a Rhyme, Inc. (e)	Unsecured Convertible Note	5/13/2026	8.0%	5/1/2028	$3,769,120	3,769,120	3,769,120
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Junior Secured Convertible Note	4/4/2025	10.5%	3/31/2030	$2,986,370	2,986,370	2,986,370
Total non-controlled / non-affiliated convertible notes						60,224,084	67,855,080	38.39%
Equity Investments (d)
Healthcare
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	251,152	522,718	142,480
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	131,534	274,186	74,620
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	19,940,532
Total non-controlled / non-affiliated equity investments						12,796,385	20,157,632	11.40%
Total non-controlled / non-affiliated investments						73,020,469	88,012,712	49.79%

Investments – non-controlled / affiliated
Convertible Notes
Healthcare
Korio, Inc.	Unsecured Convertible Note	2/13/2026	10.0%	8/13/2027	$2,000,000	2,000,000	2,000,000
Peregrine Health, Inc.	Unsecured Convertible Note	3/19/2026	10.0%	12/31/2027	$3,000,000	3,000,000	3,000,000
Total non-controlled / affiliated convertible notes						5,000,000	5,000,000	2.83%

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Equity Investments (d)
Healthcare
ChartSpan Medical Technologies, Inc.	Series Seed Preferred Stock	6/18/2025	N/A	N/A	1,216,562	1,553,902	2,484,105
ChartSpan Medical Technologies, Inc.	Series Seed 3 Preferred Stock	6/18/2025	N/A	N/A	640,168	817,680	1,325,419
ChartSpan Medical Technologies, Inc.	Series Seed 3A Preferred Stock	6/18/2025	N/A	N/A	1,212,073	1,548,168	2,519,450
ChartSpan Medical Technologies, Inc.	Series Seed 4 Preferred Stock	6/18/2025	N/A	N/A	4,811,406	6,145,558	10,119,940
ChartSpan Medical Technologies, Inc.	Series B-1 Preferred Stock	6/18/2025	N/A	N/A	140,297	179,200	320,837
ChartSpan Medical Technologies, Inc.	Series B-2 Preferred Stock	6/18/2025	N/A	N/A	219,309	280,121	489,280
ChartSpan Medical Technologies, Inc.	Series C-1 Preferred Stock	8/11/2025	N/A	N/A	848,677	1,942,197	2,013,698
ChartSpan Medical Technologies, Inc.	Series D Preferred Stock	6/16/2026	N/A	N/A	6,883,032	16,001,604	18,928,534
Istios Health, LLC	Series Seed Preferred Stock	6/6/2025	N/A	N/A	4,000,000	4,000,000	7,143,933
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	4,122,961
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	8,447,028
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	4,711,850
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	199,069
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	1,796,730
Total non-controlled / affiliated equity investments						44,553,430	64,622,834	36.56%
Total non-controlled / affiliated investments						49,553,430	69,622,834	39.39%

Total Investments (f)						$122,573,899	$157,635,546	89.17%

Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	3.6%	N/A	8,279,833	$8,279,833	$8,279,833
Total Cash Equivalents						8,279,833	8,279,833	4.68%
Total Investments and Cash Equivalents						$130,853,732	$165,915,379	93.86%

a.
All investments are domiciled in the United States unless otherwise noted.
b.
The total par amount is presented for convertible notes and the number of shares or units owned is presented for equity investments and cash equivalents.
c.
Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments.
d.
Equity investments are non-income-producing unless otherwise noted.
e.
d/b/a is defined as “doing business as.”
f.
Securities exempt from registration under the Securities Act (as defined in Note 1), and are deemed to be “restricted securities”. As of June 30, 2026, the aggregate fair value of these securities is $157.6 million or 89.2% of the Company’s net assets.
g.
The initial acquisition dates have been included for the “restricted securities.”
h.
The convertible notes had a stated maturity date of February 27, 2026. The Company has agreed to terms to extend the maturity date with Mediafly, Inc.; however, the extension has not been formally executed as of the reporting date.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2025

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10.0%	2/27/2026	$48,500,000	$48,500,000	$63,321,632
Healthcare
Kythera Labs, Inc.	Unsecured Convertible Note	2/11/2025	12.0%	10/1/2027	$4,250,000	4,250,000	4,535,559
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Junior Secured Convertible Note	4/4/2025	10.5%	3/31/2030	$2,984,566	2,984,566	2,984,566
Total non-controlled / non-affiliated convertible notes						55,734,566	70,841,757	45.22%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	20,555,341
Total non-controlled / non-affiliated equity investments						11,999,481	20,555,341	13.12%
Total non-controlled / non-affiliated investments						67,734,047	91,397,098	58.34%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
ChartSpan Medical Technologies, Inc.	Series Seed Preferred Stock	6/18/2025	N/A	N/A	1,216,562	1,553,902	2,648,146
ChartSpan Medical Technologies, Inc.	Series Seed 3 Preferred Stock	6/18/2025	N/A	N/A	640,168	817,680	1,399,217
ChartSpan Medical Technologies, Inc.	Series Seed 3A Preferred Stock	6/18/2025	N/A	N/A	1,212,073	1,548,168	2,652,529
ChartSpan Medical Technologies, Inc.	Series Seed 4 Preferred Stock	6/18/2025	N/A	N/A	4,811,406	6,145,558	10,569,762
ChartSpan Medical Technologies, Inc.	Series B-1 Preferred Stock	6/18/2025	N/A	N/A	140,297	179,200	355,602
ChartSpan Medical Technologies, Inc.	Series B-2 Preferred Stock	6/18/2025	N/A	N/A	219,309	280,121	541,607
ChartSpan Medical Technologies, Inc.	Series C-1 Preferred Stock	8/11/2025	N/A	N/A	848,677	1,942,197	2,366,230
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	251,152	522,718	224,275
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	131,534	274,186	117,458

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Istios Health, LLC	Series Seed Preferred Stock	6/6/2025	N/A	N/A	4,000,000	4,000,000	4,000,000
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,777,486
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	6,936,063
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	3,856,738
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	162,947
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	N/A	22,771,633	501,824	1,215,343
Total non-controlled / affiliated equity investments						29,348,730	40,823,403	26.06%

Total Investments (f)						$97,082,777	$132,220,501	84.40%

Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	3.66%	N/A	16,132,167	$16,132,167	$16,132,167
Total Cash Equivalents						16,132,167	16,132,167	10.30%
Total Investments and Cash Equivalents						$113,214,944	$148,352,668	94.70%

a.
All investments are domiciled in the United States unless otherwise noted.
b.
The total par amount is presented for convertible notes and the number of shares or units owned is presented for equity investments and cash equivalents.
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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its financial statements.

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

Management Fee:

The Company pays the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance is equal to or greater than $500,000,000. The average net asset balance is the average of the Company’s total net assets attributable to common shareholders at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has the discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate. For the three and six months ended June 30, 2026 and 2025, the Company did not reduce the Management Fee or grant a temporary waiver of the fee.

For the three and six months ended June 30, 2026, the Company recorded Management Fee expense of $718,135 and $1,393,494, respectively. For the three and six months ended June 30, 2025, the Company recorded Management Fee expense of $502,433 and $945,534, respectively. The Company has recorded a Management Fee payable of $718,135 and $623,305 as of June 30, 2026 and December 31, 2025, respectively.

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

For the three and six months ended June 30, 2026 and 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. The Company has recorded an Incentive Fee payable of $2,621,990 and $2,780,956 as of June 30, 2026 and December 31, 2025, respectively. As the Incentive Fee is no longer incurred by the Company as of January 1, 2025, this Incentive Fee payable has been “frozen” (i.e. “crystallized”) and will remain on the balance sheet until paid by the Company. When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes. For the three and six months ended June 30, 2026, the Company paid $158,966 of Incentive Fee to the Investment Adviser related to the realized gain recognized from the sale of a Portfolio Company. As such, the crystallized amount of Incentive Fee was reduced by this payment.

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

For the three and six months ended June 30, 2026, the Company recorded an Incentive Allocation of $1,543,068 and $565,110, respectively. For the three and six months ended June 30, 2025, the Company recorded an Incentive Allocation of $2,077,107 and $3,324,590, respectively. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation adjusted the amount of net assets attributable to common shareholders and the Incentive Allocation attributable to the Investment Adviser commensurately, with a positive allocation reducing common shareholder net assets and increasing the Investment Adviser's allocation, and a negative allocation having the opposite effect. For the three and six months ended June 30, 2026, the Company waived $15,925 and $31,675 of Incentive Allocation, respectively. For the three and six months ended June 30, 2025, the Company waived $15,400 of Incentive Allocation. The waivers were approved by the Board following each respective quarter. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

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

Since inception, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of June 30, 2026, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred by the Company during the three and six months ended June 30, 2026 or 2025.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$48,500,000	$55,183,987	35.0%	$48,500,000	$63,321,632	47.9%
Junior secured convertible notes	2,986,370	2,986,370	1.9%	2,984,566	2,984,566	2.3%
Unsecured convertible notes	13,737,714	14,684,723	9.3%	4,250,000	4,535,559	3.4%
Preferred stock investments	56,051,087	82,766,636	52.5%	40,049,483	59,821,668	45.2%
Common stock investments	796,904	217,100	0.1%	796,904	341,733	0.3%
Warrants	501,824	1,796,730	1.1%	501,824	1,215,343	0.9%
Total	$122,573,899	$157,635,546	100.0%	$97,082,777	$132,220,501	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Enterprise SaaS	35.0%	47.9%
Technology-Enabled Marketplace	14.6%	17.8%
Healthcare	50.4%	34.3%
Total	100.0%	100.0%

As of and for the three and six months ended June 30, 2026, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the three months ended June 30, 2026	Percentage of Total Investment Income for the six months ended June 30, 2026	Percentage of Total Assets as of June 30, 2026
Mediafly, Inc.	67.2%	69.1%	30.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	4.4%	4.5%	12.7%
ChartSpan Medical Technologies, Inc.	0.1%	0.0%	21.2%
Peregrine Health, Inc.	4.2%	2.5%	10.1%

As of December 31, 2025 and for the three and six months ended June 30, 2025, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the three months ended June 30, 2025	Percentage of Total Investment Income for the six months ended June 30, 2025	Percentage of Total Assets as of December 31, 2025
Mediafly, Inc.	76.7%	80.5%	38.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	4.8%	2.5%	14.4%
ChartSpan Medical Technologies, Inc.	—	—	12.5%

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

Transactions related to investments in non-controlled / affiliated companies for the three and six months ended June 30, 2026 were as follows:

Portfolio Company	Type of Asset	Fair value as of March 31, 2026	Gross Additions	Gross Reductions[1]	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2026	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$19,553,113	$16,001,604	$—	$2,646,546	$38,201,263	$1,604
Integrative Life Network, LLC	Common stock investments	211,086	—	(211,086)	—	—	—
Istios Health, LLC	Preferred stock investments	4,000,000	—	—	3,143,933	7,143,933	—
Korio, Inc.	Unsecured convertible notes	2,000,000	—	—	—	2,000,000	49,863
Korio, Inc.	Preferred stock investments	3,931,219	—	—	191,742	4,122,961	—
Peregrine Health, Inc.	Unsecured convertible notes	3,000,000	—	—	—	3,000,000	75,833
Peregrine Health, Inc.	Preferred stock investments	12,528,408	—	—	829,539	13,357,947	—
Peregrine Health, Inc.	Warrants	1,573,308	—	—	223,422	1,796,730	—
Total Investments		$46,797,134	$16,001,604	$(211,086)	$7,035,182	$69,622,834	$127,300

Portfolio Company	Type of Asset	Fair value as of December 31, 2025	Gross Additions	Gross Reductions[1]	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2026	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$20,533,093	$16,001,604	$—	$1,666,566	$38,201,263	$1,604
Integrative Life Network, LLC	Common stock investments	341,733	—	(211,086)	(130,647)	—	—
Istios Health, LLC	Preferred stock investments	4,000,000	—	—	3,143,933	7,143,933	—
Korio, Inc.	Unsecured convertible notes	—	2,000,000	—	—	2,000,000	75,616
Korio, Inc.	Preferred stock investments	3,777,486	—	—	345,475	4,122,961	—
Peregrine Health, Inc.	Unsecured convertible notes	—	3,000,000	—	—	3,000,000	86,667
Peregrine Health, Inc.	Preferred stock investments	10,955,748	—	—	2,402,199	13,357,947	—
Peregrine Health, Inc.	Warrants	1,215,343	—	—	581,387	1,796,730	—
Total Investments		$40,823,403	$21,001,604	$(211,086)	$8,008,913	$69,622,834	$163,887

1.
The "Gross Reductions" column represents the net change in investment classification from non-controlled/affiliated to non-controlled/non-affiliated at the time of transfer.

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

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following tables present the fair value hierarchy of the Company’s investments as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$55,183,987	$55,183,987
Junior secured convertible notes	—	—	2,986,370	2,986,370
Unsecured convertible notes	—	—	14,684,723	14,684,723
Preferred stock investments	—	—	82,766,636	82,766,636
Common stock investments	—	—	217,100	217,100
Warrants	—	—	1,796,730	1,796,730
Total investments before cash equivalents	$—	$—	$157,635,546	$157,635,546
Money market treasury fund	8,279,833	—	—	8,279,833
Total investments after cash equivalents	$8,279,833	$—	$157,635,546	$165,915,379

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$63,321,632	$63,321,632
Junior secured convertible notes	—	—	2,984,566	2,984,566
Unsecured convertible notes	—	—	4,535,559	4,535,559
Preferred stock investments	—	—	59,821,668	59,821,668
Common stock investments	—	—	341,733	341,733
Warrants	—	—	1,215,343	1,215,343
Total investments before cash equivalents	$—	$—	$132,220,501	$132,220,501
Money market treasury fund	16,132,167	—	—	16,132,167
Total investments after cash equivalents	$16,132,167	$—	$132,220,501	$148,352,668

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$55,319,697	$2,985,468	$9,680,812	$60,389,828	$211,086	$1,573,308	$130,160,199
Purchases of investments	975,610	—	4,487,714	15,024,390	—	—	20,487,714
Conversion of convertible notes to preferred stock	(975,610)	—	—	977,214	—	—	1,604
Amortization of deferred loan fees	—	902	—	—	—	—	902
Net change in unrealized gain (loss)	(135,710)	—	516,197	6,375,204	6,014	223,422	6,985,127
Fair value, end of period	$55,183,987	$2,986,370	$14,684,723	$82,766,636	$217,100	$1,796,730	$157,635,546
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2026	$(135,710)	$—	$516,197	$6,375,204	$6,014	$223,422	$6,985,127

	For the six months ended June 30, 2026
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$63,321,632	$2,984,566	$4,535,559	$59,821,668	$341,733	$1,215,343	$132,220,501
Purchases of investments	975,610	—	9,487,714	15,024,390	—	—	25,487,714
Conversion of convertible notes to preferred stock	(975,610)	—	—	977,214	—	—	1,604
Amortization of deferred loan fees	—	1,804	—	—	—	—	1,804
Net change in unrealized gain (loss)	(8,137,645)	—	661,450	6,943,364	(124,633)	581,387	(76,077)
Fair value, end of period	$55,183,987	$2,986,370	$14,684,723	$82,766,636	$217,100	$1,796,730	$157,635,546
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2026	$(8,137,645)	$—	$661,450	$6,943,364	$(124,633)	$581,387	$(76,077)

	For the three months ended June 30, 2025
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$59,291,281	$—	$4,250,000	$30,722,433	$796,904	$501,824	$95,562,442
Purchases of investments	1,000,000	3,000,000	—	10,999,999	—	—	14,999,999
Proceeds from deferred loan fees	—	(18,000)	—	—	—	—	(18,000)
Amortization of deferred loan fees	—	762	—	—	—	—	762
Net change in unrealized gain (loss)	2,851,295	—	63,720	5,894,008	(488,819)	657,019	8,977,223
Fair value, end of period	$63,142,576	$2,982,762	$4,313,720	$47,616,440	$308,085	$1,158,843	$119,522,426
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2025	$2,851,295	$—	$63,720	$5,894,008	$(488,819)	$657,019	$8,977,223

	For the six months ended June 30, 2025
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$54,401,998	$—	$—	$30,158,406	$796,904	$501,824	$85,859,132
Purchases of investments	1,500,000	3,000,000	4,250,000	10,999,999	—	—	19,749,999
Proceeds from deferred loan fees	—	(18,000)	—	—	—	—	(18,000)
Amortization of deferred loan fees	—	762	—	—	—	—	762
Net change in unrealized gain (loss)	7,240,578	—	63,720	6,458,035	(488,819)	657,019	13,930,533
Fair value, end of period	$63,142,576	$2,982,762	$4,313,720	$47,616,440	$308,085	$1,158,843	$119,522,426
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of June 30, 2025	$7,240,578	$—	$63,720	$6,458,035	$(488,819)	$657,019	$13,930,533

There were no transfers into or out of Level 3 of the fair value hierarchy for the three and six months ended June 30, 2026 and 2025.

The following provides information on Level 3 investments held by the Company that were valued at June 30, 2026, and December 31, 2025, based on unobservable inputs.

	Fair Value as of June 30, 2026	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes[3]	$55,183,987	Discounted expected return	Discount rate	42.1% - 42.1% (42.1%)	Decrease
			Term	0.3 - 1.3 Years (0.6 Years)	Decrease
Junior secured convertible notes	2,986,370	Recent transaction	Transaction price	N/A	N/A
Unsecured convertible notes	14,684,723	Recent transaction	Transaction price	N/A	N/A
		Discounted expected return	Discount rate	33.9% - 33.9% (33.9%)	Decrease
			Term	1.3 - 2.3 Years (1.3 Years)	Decrease
Preferred stock investments	82,766,636	Recent transaction	Transaction price	N/A	N/A
		Market approach	Revenue Multiples	2.4x - 8.4x (5.2x)	Increase
			Volatility	35.0% - 65.0% (54.2%)	Increase
			Estimated time to exit (in years)	1.0 - 5.0 Years (2.6 Years)	Decrease
Common stock investments[3]	217,100	Market approach	Revenue Multiples	1.3x - 1.3x (1.3x)	Increase
			Volatility	35.0% - 35.0% (35.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Warrants[3]	1,796,730	Market approach	Revenue Multiples	2.4x - 2.4x (2.4x)	Increase
			Volatility	55.0% - 55.0% (55.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Total	$157,635,546

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
3.
The range of unobservable inputs relates to a single portfolio company.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes[3]	$63,321,632	Discounted expected return	Discount rate	42.1% - 42.1% (42.1%)	Decrease
			Term	0.8 - 1.8 Years (1.2 Years)	Decrease
Junior secured convertible notes	2,984,566	Recent transaction	Transaction price	N/A	N/A
Unsecured convertible notes[3]	4,535,559	Discounted expected return	Discount rate	27.7% - 27.7% (27.7%)	Decrease
			Term	0.9 - 1.8 Years (1.2 Years)	Decrease
Preferred stock investments	59,821,668	Recent transaction	Transaction price	N/A	N/A
		Market approach	Revenue Multiples	2.3x - 7.5x (5.4x)	Increase
			Volatility	40.0% - 65.0% (52.5%)	Increase
			Estimated time to exit (in years)	1.0 - 5.0 Years (3.1 Years)	Decrease
Common stock investments[3]	341,733	Market approach	Revenue Multiples	1.3x - 1.3x (1.3x)	Increase
			Volatility	35.0% - 35.0% (35.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Warrants[3]	1,215,343	Market approach	Revenue Multiples	2.3x - 2.3x (2.3x)	Increase
			Volatility	55.0% - 55.0% (55.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Total	$132,220,501
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

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of June 30, 2026 or December 31, 2025.

Additionally, from time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of June 30, 2026 and December 31, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan Medical Technologies, Inc. in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing.

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

Note 7. Borrowings

As of June 30, 2026 and December 31, 2025, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value.

The following table summarizes transactions in Shares for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Shares
Subscriptions	176,348	$5,882,975	185,094	$5,762,000
Net increase (decrease)	176,348	$5,882,975	185,094	$5,762,000

	For the Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Shares
Subscriptions	552,562	$18,866,122	501,202	$15,191,500
Net increase (decrease)	552,562	$18,866,122	501,202	$15,191,500

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

The following table summarizes each NAV per Share as of the dates listed below:

As of	NAV Per Share
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60
September 30, 2024	$29.54
December 31, 2024	$29.83
March 31, 2025	$31.13
June 30, 2025	$33.16
September 30, 2025	$33.61
December 31, 2025	$34.51
March 31, 2026	$33.36
June 30, 2026	$34.61

Distributions

The following tables summarize distributions declared by the Company during the three and six months ended June 30, 2026 and 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.0166	$78,695
June 29, 2026	Quarterly	June 30, 2026	July 15, 2026	$0.0162	$79,656

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.02	$73,252

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

The Company did not make any share repurchases for the three and six months ended June 30, 2026 or June 30, 2025. Shares subject to the Company's tender offer, which commenced July 20, 2026, are not reflected in the share activity above, as the offer had not been accepted or settled as of June 30, 2026.

Note 9. Financial Highlights

The financial highlights for the six months ended June 30, 2026 and 2025 are as follows:

	For the six months ended June 30,
	2026	2025
Per Share Activity
Net asset value per share attributable to common shareholders, beginning of period	$34.51	$29.83
Net investment income (loss)[1]	0.31	0.39
Net realized and unrealized gain (loss)[1]	(0.07)	3.88
Net increase (decrease) in net assets resulting from operations	0.24	4.27
Distributions paid (declared) to shareholders[1]	(0.03)	(0.02)
Incentive Allocation attributable to the Investment Adviser[1]	(0.11)	(0.92)
Net increase (decrease) in net assets attributable to common shareholders	0.10	3.33
Net asset value per share attributable to common shareholders, end of period	$34.61	$33.16
Number of Shares outstanding at end of period	4,917,011	3,662,571
Total return before Incentive Allocation[2]	0.70%	14.31%
Total return after Incentive Allocation[2]	0.38%	11.16%
Ratios to Average Net Assets Attributable to Common Shareholders:
Net assets attributable to common shareholders, end of period	$170,157,278	$121,441,778
Net investment income (loss) before Incentive Allocation[3]	1.81%	2.53%
Net investment income (loss) after Incentive Allocation[3]	1.47%	(0.47)%
Total expenses before Incentive Allocation[3]	2.49%	2.95%
Total expenses after Incentive Allocation[3]	2.83%	5.95%
Portfolio turnover[4]	0.00%	0.00%

1.
Calculated based on weighted average shares outstanding during the period.
2.
Total return is not annualized and represents the total return for the six months ended June 30, 2026 and 2025 before and after the Incentive Allocation. Total return displayed is net of all fees, including all operating expenses such as management fees and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per Share attributable to common shareholders plus declared distributions per share, divided by the beginning NAV per Share attributable to common shareholders (which for the purposes of this calculation is equal to the net offering price in effect at that time).
3.
The ratio reflects an annualized amount, except in the case of non-recurring expenses (i.e., incentive fee/incentive allocation).
4.
No investments were sold during the period.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing of this Quarterly Report on Form 10-Q. The following subsequent events were identified for disclosure:

Share Issuance

As of July 1, 2026, the Company sold 194,814 Shares at a price of $34.61 per Share (with the final number of Shares being determined on July 15, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $6,742,500.

Distributions

On July 15, 2026, the Company paid the distribution of $0.0162 per share to shareholders of record as of June 30, 2026, for a total amount of $79,656.

Investments

On July 31, 2026, the Company invested $2.0 million into an unsecured convertible note of Kythera Labs, Inc. The note has an interest rate of 12% and matures on October 31, 2027.

Share Repurchase Program

On July 20, 2026, the Company commenced a tender offer under Rule 13e-4 to repurchase up to 245,851 Shares at a price equal to NAV per Share as of September 30, 2026. The offer is scheduled to expire on August 14, 2026, unless extended. The Company intends to fund any repurchases with cash on hand, and any Shares repurchased will be recorded as a reduction to net assets at the time of purchase. Because settlement will occur after the end of the reporting period, the transaction is not reflected in these financial statements. See the Company's Schedule TO filed July 20, 2026 for the complete terms of the offer.

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

Since inception, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of June 30, 2026, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the three and six months ended June 30, 2026 or 2025.

Investment Activity

For the six months ended June 30, 2026, the Company acquired $25.5 million aggregate principal amount of investments as further described below.

On February 13, 2026, the Company invested $2.0 million into an unsecured convertible note of Korio, Inc. (“Korio”). The convertible note has an interest rate of 10% and matures on August 13, 2027.

On March 19, 2026, the Company invested $3.0 million into an unsecured convertible note of Peregrine Health, Inc. (“Peregrine”). The unsecured convertible note has an interest rate of 10% and matures on December 31, 2027.

On April 30, 2026, the Company invested $0.7 million into an unsecured convertible note of LynkCare, Inc. d/b/a OncoLens, Inc. (“OncoLens”). The unsecured convertible note has an interest rate of 8% and matures on July 30, 2027.

On May 13, 2026 and June 5, 2026, the Company invested $2.5 million and $1.3 million, respectively, into unsecured convertible notes of PriorAuthNow, Inc. d/b/a Rhyme, Inc. (“Rhyme”). The unsecured convertible notes have an interest rate of 8% and mature on May 1, 2028.

On June 9, 2026, the Company invested $1.0 million into an unsecured convertible note of ChartSpan Medical Technologies, Inc. (“ChartSpan”). On June 16, 2026, in connection with ChartSpan's Series D preferred equity financing, the Company invested an additional $15.0 million in Series D Preferred Stock, and the outstanding principal and accrued interest on the June 9, 2026 convertible note converted into Series D Preferred Stock on the same terms. In total, the Company invested $16.0 million in ChartSpan during the quarter.

For the six months ended June 30, 2025, the Company acquired $19.7 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investments:
Total investments, beginning of period	$102,083,679	$79,131,385	$97,082,777	$74,381,385
New investments purchased	20,487,714	14,999,999	25,487,714	19,749,999
Conversion of convertible note interest to preferred stock	1,604	—	1,604	—
Proceeds from deferred loan fees	—	(18,000)	—	(18,000)
Amortization of deferred loan fees	902	762	1,804	762
Investments sold	—	—	—	—
Total Investments, End of Period	$122,573,899	$94,114,146	$122,573,899	$94,114,146

Number of portfolio companies	10	9	10	9

Our investments consisted of the following:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$48,500,000	$55,183,987	35.0%	$48,500,000	$63,321,632	47.9%
Junior secured convertible notes	2,986,370	2,986,370	1.9%	2,984,566	2,984,566	2.3%
Unsecured convertible notes	13,737,714	14,684,723	9.3%	4,250,000	4,535,559	3.4%
Preferred stock investments	56,051,087	82,766,636	52.5%	40,049,483	59,821,668	45.2%
Common stock investments	796,904	217,100	0.1%	796,904	341,733	0.3%
Warrants	501,824	1,796,730	1.1%	501,824	1,215,343	0.9%
Total	$122,573,899	$157,635,546	100.0%	$97,082,777	$132,220,501	100.0%

Our weighted average yields on the convertible notes as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average yields, at amortized cost:
Senior secured convertible notes	10.0%	10.0%
Junior secured convertible notes	10.5%	10.5%
Unsecured convertible notes	10.0%	12.0%
Total convertible notes	10.0%	10.2%

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

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Enterprise SaaS	35.0%	47.9%
Technology-Enabled Marketplace	14.6%	17.8%
Healthcare	50.4%	34.3%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$122,573,899	$157,635,546	100.0%	$97,082,777	$132,220,501	100.0%
Total	$122,573,899	$157,635,546	100.0%	$97,082,777	$132,220,501	100.0%

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

Portfolio Updates

The Company posted a net return of 3.8% for the three months ended June 30, 2026, returning to positive performance following the single negative quarter recorded in the three months ended March 31, 2026. Performance was driven by $7.0 million of net unrealized gains, reflecting the appreciation of the Company's affiliated portfolio holdings. This valuation increase reflects positive developments at the underlying portfolio companies as well as more favorable market conditions as of the measurement date. The Investment Adviser remains confident in the long-term prospects of the portfolio, supported by the durable competitive positioning of its portfolio companies and continued advances in artificial intelligence.

Below is a description of each portfolio company and relevant qualitative updates:

CareSave Technologies, Inc. (d/b/a ShiftMed) is a healthcare workforce solution that connects professionals and clinical facilities to fill open shifts in real time. Innovative technology and an on-demand workforce marketplace support a thriving healthcare industry.

ChartSpan provides turn-key, managed care coordination and compliance programs for doctors, clinics and health systems, managing patient care coordination and value-based programs for more than 100 of the most successful practices and health systems in the United States. ChartSpan acquired a leading connected health data and remote patient monitoring platform in connection with its Series D equity financing round.

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

Kythera Labs, Inc. (“Kythera”) is a data management and analytics platform designed to process healthcare data. Leveraging the power of machine learning, Kythera diligently searches for signals within the data to report and predict behavioral patterns of patients, practitioners, health systems, and payers.

Mediafly, Inc. is a revenue enablement platform that market-facing teams use to plan, predict, coach, and engage at top performance levels to drive revenue growth and efficiency.

OncoLens is a healthcare technology company that provides AI-enabled clinical and workflow solutions for cancer treatment planning, serving national cancer institutes, academic medical centers, and community-based integrated delivery networks. Its platform enables multidisciplinary collaboration, data interoperability, and AI-driven informatics to help cancer centers deliver timely, precision care.

Peregrine is a national mental health platform with a comprehensive behavioral health solution that provides telehealth technology, operational support, and expert guidance. With it, they streamline care coordination and accessibility for underserved markets. Peregrine divested their brick-and-mortar business into a separate entity, Integrative Life Network, LLC.

Rhyme is a healthcare technology company that connects payers and providers on a single network to automate prior authorization decisions in real time, eliminating the faxes, phone calls, and portal visits that traditionally bog down the process.

Pipeline Considerations

Below is the near-term pipeline of potential deals, of which the Company is considering as of June 30, 2026. Note that all deals listed are speculative and for illustrative purposes. There is no guarantee any of the deals listed will be executed as listed below:

Company Profile	Estimated Investment Timing	Projected Investment Amount
Healthcare Data Analytics Platform[1]	2H 2026	$2.0 million
Novel Medicare Advantage Insurer	2H 2026	$3.0 million

(1) Funded subsequent to June 30, 2026. Refer to the "Recent Developments" section for more information.

Results of Operations and Net Assets Attributable to Common Shareholders

The following table represents the operating results for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$1,824,533	$1,597,640	$3,528,530	$3,029,531
Total expenses	1,045,713	986,607	2,040,109	1,630,436
Net investment income (loss)	778,820	611,033	1,488,421	1,399,095
Net unrealized gain (loss)	6,985,126	8,977,223	(76,078)	13,930,533
Net Increase (Decrease) in Net Assets Resulting from Operations	$7,763,946	$9,588,256	$1,412,343	$15,329,628
Incentive Allocation attributable to the Investment Adviser	1,543,068	2,077,107	565,110	3,324,590
Net Increase (Decrease) in Net Assets Attributable to Common Shareholders	$6,220,878	$7,511,149	$847,233	$12,005,038

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

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes. For the three and six months ended June 30, 2026 and 2025, the Incentive Allocation is displayed as a separate line item below net assets resulting from operations.

Investment Income

Investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$1,824,533	$1,597,640	$3,528,530	$3,029,531
Total Investment Income	$1,824,533	$1,597,640	$3,528,530	$3,029,531

Interest income is primarily driven by accrued interest on the convertible note investments.

Expenses

Expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$718,135	$502,433	$1,393,494	$945,534
Professional fees	185,736	350,514	360,782	422,820
Board of Trustees’ fees	63,000	63,000	128,037	128,587
Administration fees	39,299	45,737	79,772	83,871
Other general and administrative expenses	39,543	24,923	78,024	49,624
Total expenses	$1,045,713	$986,607	$2,040,109	$1,630,436

Management Fees

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

Income Taxes

We have elected to be taxed as a partnership. As a partnership, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on investments	$6,985,126	$8,977,223	$(76,078)	$13,930,533
Net Change in Unrealized Gain (Loss) on Investments	$6,985,126	$8,977,223	$(76,078)	$13,930,533

The net change in unrealized gains (losses) for the three and six months ended June 30, 2026 and 2025 was due to the appreciation/depreciation in value in the Company’s portfolio investments.

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

The following table represents the Incentive Allocation attributable to the Investment Adviser for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Incentive allocation attributable to the Investment Adviser	$1,543,068	$2,077,107	$565,110	$3,324,590
Incentive Allocation Attributable to the Investment Adviser	$1,543,068	$2,077,107	$565,110	$3,324,590

These amounts were recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation adjusted the amount of net assets attributable to common shareholders and the Incentive Allocation attributable to the Investment Adviser commensurately, with a positive allocation reducing common shareholder net assets and increasing the Investment Adviser's allocation, and a negative allocation having the opposite effect.

For the three and six months ended June 30, 2026, we waived $15,925 and $31,675 of Incentive Allocation, respectively. For the three and six months ended June 30, 2025, we waived $15,400 of Incentive Allocation. The waivers were approved by the Board following each respective quarter. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. While credit facilities are permitted to be utilized, we do not expect them to be a large portion of the funding of investments. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders. The cash balance as of June 30, 2026 is expected to be sufficient for our investing activities and to continue to conduct our operations.

Net Assets

In connection with the formation, we have the authority to issue unlimited common shares, $0.01 per Share par value. On July 12, 2023, the Investment Adviser purchased 400 Shares to capitalize the Company. On August 24, 2023, we accepted subscription requests, broke escrow, and commenced investment activities.

The following table sets forth Share issuances life-to-date through the period ended June 30, 2026.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500
April 1, 2025	$31.13	185,094	$5,762,000
July 1, 2025	$33.16	333,797	$11,068,699
October 1, 2025	$33.61	368,081	$12,371,200
January 2, 2026	$34.51	376,214	$12,983,147
April 1, 2026	$33.36	176,348	$5,882,975
July 1, 2026	$34.61	194,814	$6,742,500

Distributions and Share Repurchases

We expect to make distributions following the liquidation of one or more of our investments and upon receipt of cash interest payments from our convertible note investments. Distributions will only be available to the extent there is cash flow from any such liquidations. The following table summarizes distributions declared by the Company during the three and six months ended June 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.0166	$78,695
June 29, 2026	Quarterly	June 30, 2026	July 15, 2026	$0.0162	$79,656

The following table summarizes distributions declared by the Company during the three and six months ended June 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.02	$73,252

We did not make any share repurchases for the three and six months ended June 30, 2026 or June 30, 2025. However, on July 20, 2026, we commenced our first tender offer under Rule 13e-4 to repurchase up to 245,851 Shares at a price equal to NAV per Share as of September 30, 2026. The offer expires August 14, 2026, unless extended, and will be funded with cash on hand. See Note 8 – Net Assets.

Borrowings

We do not have any debt obligations nor any preferred shares as of June 30, 2026 or December 31, 2025. As such, we are in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and our allocation may change prior to the date of funding. Our disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of June 30, 2026 and December 31, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan Medical Technologies, Inc. in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026 and December 31, 2025, management was not aware of any pending or threatened litigation.

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

Recent Developments

Subscriptions

As of July 1, 2026, the Company sold 194,814 Shares at a price of $34.61 per Share (with the final number of Shares being determined on July 15, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $6,742,500.

	NAV	Shares	Amount
July 1, 2026	$34.61	194,814	$6,742,500

Distributions

On July 15, 2026, the Company paid the distribution of $0.0162 per share to shareholders of record as of June 30, 2026, for a total amount of $79,656.

Investments

On July 31, 2026, the Company invested $2.0 million into an unsecured convertible note of Kythera Labs, Inc. The note has an interest rate of 12% and matures on October 31, 2027.

Share Repurchase Program

On July 20, 2026, the Company commenced a tender offer under Rule 13e-4 to repurchase up to 245,851 Shares at a price equal to NAV per Share as of September 30, 2026. The offer is scheduled to expire on August 14, 2026, unless extended. The Company intends to fund any repurchases with cash on hand, and any Shares repurchased will be recorded as a reduction to net assets at the time of purchase. Because settlement will occur after the end of the reporting period, the transaction is not reflected in these financial statements. See the Company's Schedule TO filed July 20, 2026 for the complete terms of the offer.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, the Investment Adviser applies the valuation policy approved by our Board that is consistent with ASC 820.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed rate convertible notes and are short-term in nature. We do not have any debt obligations as of June 30, 2026 or December 31, 2025. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

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

Date: August 7, 2026

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer

Date: August 7, 2026