Form 10-Q
period 2026-09-30
BIP Ventures Evergreen BDC
filed 2026-11-06
CIK 1950572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 5,269,944 shares of beneficial interest, $0.01 par value per share, outstanding.

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
•
actual and potential conflicts of interest with the Company’s investment adviser and its affiliates;
•
the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIP Ventures Evergreen BDC

Statements of Assets and Liabilities

	September 30, 2026
	(unaudited)	December 31, 2025
Assets
Investments
Non-controlled / non-affiliated investments (cost of $77,021,372 and $67,734,047 at September 30, 2026 and December 31, 2025, respectively)	$88,694,466	$91,397,098
Non-controlled / affiliated investments (cost of $49,553,430 and $29,348,730 at September 30, 2026 and December 31, 2025, respectively)	73,859,656	40,823,403
Total investments, at fair value (cost of $126,574,802 and $97,082,777 at September 30, 2026 and December 31, 2025, respectively)	162,554,122	132,220,501
Cash and cash equivalents	10,292,687	16,338,381
Interest receivable	16,017,810	11,531,821
Receivable from sale of investments	—	3,750,000
Prepaid expenses	30,626	83,272
Total assets	$188,895,245	$163,923,975
Liabilities
Management fees payable	$761,283	$623,305
Incentive fees payable	2,621,990	2,780,956
Accrued audit and tax fees	247,334	224,000
Accrued expenses and other liabilities	202,518	64,045
Payable for share repurchases	3,661,366	—
Distributions payable	80,256	3,580,157
Total liabilities	$7,574,747	$7,272,463
Commitments and contingencies (Note 6)
Net assets
Common shares, par value $0.01 per share, unlimited shares authorized (5,006,506 and 4,364,449 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	50,065	43,644
Paid-in-capital in excess of par value	143,026,509	121,085,674
Total distributable earnings (losses)	31,119,643	29,472,955
Net assets attributable to common shareholders	174,196,217	150,602,273
Incentive allocation attributable to the Investment Adviser	7,124,281	6,049,239
Total net assets	181,320,498	156,651,512
Total liabilities and net assets	$188,895,245	$163,923,975
Net asset value per share attributable to common shareholders (a)	$34.79	$34.51

(a)
Calculated using net assets attributable to common shareholders

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Operations and Incentive Allocation

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled / non-affiliated investments:
Interest income	$1,584,706	$1,450,278	$4,648,116	$4,219,694
From non-controlled / affiliated investments:
Interest income	127,078	—	127,078	—
Other interest income	122,778	101,273	587,898	361,387
Total investment income	1,834,562	1,551,551	5,363,092	4,581,081
Expenses:
Management fees	761,283	559,516	2,154,776	1,505,050
Professional fees	292,647	221,540	653,429	644,359
Board of Trustees’ fees	54,482	64,557	182,519	193,145
Administration fees	46,143	45,310	125,915	129,181
Other general and administrative expenses	49,687	43,976	127,712	93,600
Total expenses	1,204,242	934,899	3,244,351	2,565,335
Net investment income (loss)	630,320	616,652	2,118,741	2,015,746
Net realized and unrealized gain (loss) on investments:
Net change in unrealized gain (loss) on non-controlled / non-affiliated investments	(3,319,149)	1,181,252	(11,404,139)	9,852,886
Net change in unrealized gain (loss) on non-controlled / affiliated investments	4,236,822	773,575	12,245,735	6,032,475
Net realized and unrealized gain (loss) on investments	917,673	1,954,827	841,596	15,885,361
Net increase (decrease) in net assets resulting from operations	$1,547,993	$2,571,479	$2,960,337	$17,901,107
Incentive allocation attributable to the Investment Adviser	509,932	664,921	1,075,042	3,989,511
Net increase (decrease) in net assets attributable to common shareholders	$1,038,061	$1,906,558	$1,885,295	$13,911,596

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par value	Paid-in-capital in excess of par	Total distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at June 30, 2025	3,662,571	$36,626	$97,652,793	$23,752,359	$121,441,778	$3,324,590	$124,766,368
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	616,652	616,652	—	616,652
Net change in unrealized gain (loss) on investments	—	—	—	1,954,827	1,954,827	—	1,954,827
Incentive allocation attributable to the Investment Adviser	—	—	—	(664,921)	(664,921)	664,921	—
Issuance of common shares	333,797	3,338	11,065,361	—	11,068,699	—	11,068,699
Distributions declared to shareholders	—	—	—	(79,928)	(79,928)	—	(79,928)
Total increase for the three months ended September 30, 2025	333,797	3,338	11,065,361	1,826,630	12,895,329	664,921	13,560,250
Balance at September 30, 2025	3,996,368	$39,964	$108,718,154	$25,578,989	$134,337,107	$3,989,511	$138,326,618

Balance at June 30, 2026	4,917,011	$49,170	$139,946,270	$30,161,838	$170,157,278	$6,614,349	$176,771,627
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	630,320	630,320	—	630,320
Net change in unrealized gain (loss) on investments	—	—	—	917,673	917,673	—	917,673
Incentive allocation attributable to the Investment Adviser	—	—	—	(509,932)	(509,932)	509,932	—
Issuance of common shares	194,814	1,948	6,740,552	—	6,742,500	—	6,742,500
Repurchase of common shares, net of early repurchase deduction	(105,319)	(1,053)	(3,660,313)	—	(3,661,366)	—	(3,661,366)
Distributions declared to shareholders	—	—	—	(80,256)	(80,256)	—	(80,256)
Total increase (decrease) for the three months ended September 30, 2026	89,495	895	3,080,239	957,805	4,038,939	509,932	4,548,871
Balance at September 30, 2026	5,006,506	$50,065	$143,026,509	$31,119,643	$174,196,217	$7,124,281	$181,320,498

BIP Ventures Evergreen BDC

Statements of Changes in Net Assets

(unaudited)

	Common Shares
	Shares	Par value	Paid-in-capital in excess of par	Total distributable earnings (losses)	Net assets attributable to common shareholders	Incentive allocation attributable to the Investment Adviser	Total net assets
Balance at December 31, 2024	3,161,369	$31,614	$82,466,305	$11,820,573	$94,318,492	$—	$94,318,492
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,015,746	2,015,746	—	2,015,746
Net change in unrealized gain (loss) on investments	—	—	—	15,885,361	15,885,361	—	15,885,361
Incentive allocation attributable to the Investment Adviser	—	—	—	(3,989,511)	(3,989,511)	3,989,511	—
Issuance of common shares	834,999	8,350	26,251,849	—	26,260,199	—	26,260,199
Distributions declared to shareholders	—	—	—	(153,180)	(153,180)	—	(153,180)
Total increase for the nine months ended September 30, 2025	834,999	8,350	26,251,849	13,758,416	40,018,615	3,989,511	44,008,126
Balance at September 30, 2025	3,996,368	$39,964	$108,718,154	$25,578,989	$134,337,107	$3,989,511	$138,326,618

Balance at December 31, 2025	4,364,449	$43,644	$121,085,674	$29,472,955	$150,602,273	$6,049,239	$156,651,512
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,118,741	2,118,741	—	2,118,741
Net change in unrealized gain (loss) on investments	—	—	—	841,596	841,596	—	841,596
Incentive allocation attributable to the Investment Adviser	—	—	—	(1,075,042)	(1,075,042)	1,075,042	—
Issuance of common shares	747,376	7,474	25,601,148	—	25,608,622	—	25,608,622
Repurchase of common shares, net of early repurchase deduction	(105,319)	(1,053)	(3,660,313)	—	(3,661,366)	—	(3,661,366)
Distributions declared to shareholders	—	—	—	(238,607)	(238,607)	—	(238,607)
Total increase (decrease) for the nine months ended September 30, 2026	642,057	6,421	21,940,835	1,646,688	23,593,944	1,075,042	24,668,986
Balance at September 30, 2026	5,006,506	$50,065	$143,026,509	$31,119,643	$174,196,217	$7,124,281	$181,320,498

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,960,337	$17,901,107
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on non-controlled / non-affiliated investments	11,404,139	(9,852,886)
Net change in unrealized (gain) loss on non-controlled / affiliated investments	(12,245,735)	(6,032,475)
Conversion of convertible note interest to preferred stock	(1,604)	—
Amortization of deferred loan fees	(2,706)	(1,664)
Proceeds from deferred loan fees	—	18,000
Payments for purchases of investments	(29,487,715)	(25,216,826)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,485,989)	(4,080,026)
(Increase) decrease in prepaid expenses	52,646	(115,651)
(Increase) decrease in receivable from sale of investments	3,750,000	—
Increase (decrease) in management fees payable	137,978	167,349
Increase (decrease) in incentive fees payable	(158,966)	—
Increase (decrease) in accrued audit and tax fees	23,334	(33,934)
Increase (decrease) in accrued expenses and other liabilities	138,473	(37,713)
Net cash provided by (used in) operating activities	(27,915,808)	(27,284,719)
Cash flows from financing activities:
Proceeds from issuance of common shares	25,608,622	26,260,199
Distributions paid	(3,738,508)	(73,252)
Net cash provided by (used in) financing activities	21,870,114	26,186,947

Net change in cash and cash equivalents	(6,045,694)	(1,097,772)
Cash and cash equivalents, beginning of period	16,338,381	5,783,352
Cash and cash equivalents, end of period	$10,292,687	$4,685,580

Supplemental Disclosure of Cash-Flow Information
Distributions declared during the period	$238,607	$153,180
Share repurchases accrued but not yet paid	3,661,366	—

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

September 30, 2026

(unaudited)

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date (h)	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10.0%	2/29/2028	$48,500,000	$48,500,000	$51,384,308
Healthcare
Fenyx Health Holdings, Inc.	Unsecured Convertible Note	9/30/2026	8.0%	1/5/2027	$2,000,001	2,000,001	2,000,001
Kythera Labs, Inc.	Unsecured Convertible Note	2/11/2025	12.0%	10/1/2027	$4,250,000	4,250,000	5,114,198
Kythera Labs, Inc.	Unsecured Convertible Note	7/31/2026	12.0%	10/31/2027	$2,000,000	2,000,000	2,356,167
LynkCare, Inc. d/b/a OncoLens, Inc. (e)	Unsecured Convertible Note	4/30/2026	8.0%	7/30/2027	$718,594	718,594	718,594
PriorAuthNow, Inc. d/b/a Rhyme, Inc. (e)	Unsecured Convertible Note	5/13/2026	8.0%	5/1/2028	$3,769,120	3,769,120	4,011,238
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Junior Secured Convertible Note	4/4/2025	10.5%	3/31/2030	$2,987,272	2,987,272	2,987,272
Total non-controlled / non-affiliated convertible notes						64,224,987	68,571,778	37.82%
Equity Investments (d)
Healthcare
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	251,152	522,718	149,522
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	131,534	274,186	78,308
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	19,894,858
Total non-controlled / non-affiliated equity investments						12,796,385	20,122,688	11.10%
Total non-controlled / non-affiliated investments						77,021,372	88,694,466	48.92%

Investments – non-controlled / affiliated
Convertible Notes
Healthcare
Korio, Inc.	Unsecured Convertible Note	2/13/2026	10.0%	8/13/2027	$2,000,000	2,000,000	2,057,593
Peregrine Health, Inc.	Unsecured Convertible Note	3/19/2026	10.0%	12/31/2027	$3,000,000	3,000,000	3,114,791
Total non-controlled / affiliated convertible notes						5,000,000	5,172,384	2.85%

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date (h)	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Equity Investments (d)
Healthcare
ChartSpan Medical Technologies, Inc.	Series Seed Preferred Stock	6/18/2025	N/A	N/A	1,216,562	1,553,902	2,518,908
ChartSpan Medical Technologies, Inc.	Series Seed 3 Preferred Stock	6/18/2025	N/A	N/A	640,168	817,680	1,343,389
ChartSpan Medical Technologies, Inc.	Series Seed 3A Preferred Stock	6/18/2025	N/A	N/A	1,212,073	1,548,168	2,553,287
ChartSpan Medical Technologies, Inc.	Series Seed 4 Preferred Stock	6/18/2025	N/A	N/A	4,811,406	6,145,558	10,252,023
ChartSpan Medical Technologies, Inc.	Series B-1 Preferred Stock	6/18/2025	N/A	N/A	140,297	179,200	324,308
ChartSpan Medical Technologies, Inc.	Series B-2 Preferred Stock	6/18/2025	N/A	N/A	219,309	280,121	494,842
ChartSpan Medical Technologies, Inc.	Series C-1 Preferred Stock	8/11/2025	N/A	N/A	848,677	1,942,197	2,034,966
ChartSpan Medical Technologies, Inc.	Series D Preferred Stock	6/16/2026	N/A	N/A	6,883,032	16,001,604	19,163,043
Istios Health, LLC	Series Seed Preferred Stock	6/6/2025	N/A	N/A	4,000,000	4,000,000	7,949,593
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	4,330,174
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	9,710,207
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	5,428,049
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	229,324
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	12/11/2034	22,771,633	501,824	2,355,159
Total non-controlled / affiliated equity investments						44,553,430	68,687,272	37.88%
Total non-controlled / affiliated investments						49,553,430	73,859,656	40.73%

Total Investments (f)						$126,574,802	$162,554,122	89.65%

Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	3.79%	N/A	10,105,594	$10,105,594	$10,105,594
Total Cash Equivalents						10,105,594	10,105,594	5.57%
Total Investments and Cash Equivalents						$136,680,396	$172,659,716	95.22%

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
f.
Securities exempt from registration under the Securities Act (as defined in Note 1), and are deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities is $162.6 million or 89.7% of the Company’s net assets.
g.
The initial acquisition dates have been included for the “restricted securities.”
h.
“Maturity Date” represents the contractual maturity date for convertible note investments. For warrants, the date presented represents the expiration date of the warrants.

The accompanying notes are an integral part of these financial statements.

BIP Ventures Evergreen BDC

Schedules of Investments

December 31, 2025

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date (h)	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Investments – non-controlled / non-affiliated
Convertible Notes
Enterprise SaaS
Mediafly, Inc.	Senior Secured Convertible Note	8/29/2023	10.0%	2/27/2026	$48,500,000	$48,500,000	$63,321,632
Healthcare
Kythera Labs, Inc.	Unsecured Convertible Note	2/11/2025	12.0%	10/1/2027	$4,250,000	4,250,000	4,535,559
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Junior Secured Convertible Note	4/4/2025	10.5%	3/31/2030	$2,984,566	2,984,566	2,984,566
Total non-controlled / non-affiliated convertible notes						55,734,566	70,841,757	45.22%
Equity Investments (d)
Technology-Enabled Marketplace
CareSave Technologies, Inc. (d/b/a ShiftMed) (e)	Series E-2 Preferred Stock	3/21/2024	N/A	N/A	17,478	11,999,481	20,555,341
Total non-controlled / non-affiliated equity investments						11,999,481	20,555,341	13.12%
Total non-controlled / non-affiliated investments						67,734,047	91,397,098	58.34%

Investments – non-controlled / affiliated
Equity Investments (d)
Healthcare
ChartSpan Medical Technologies, Inc.	Series Seed Preferred Stock	6/18/2025	N/A	N/A	1,216,562	1,553,902	2,648,146
ChartSpan Medical Technologies, Inc.	Series Seed 3 Preferred Stock	6/18/2025	N/A	N/A	640,168	817,680	1,399,217
ChartSpan Medical Technologies, Inc.	Series Seed 3A Preferred Stock	6/18/2025	N/A	N/A	1,212,073	1,548,168	2,652,529
ChartSpan Medical Technologies, Inc.	Series Seed 4 Preferred Stock	6/18/2025	N/A	N/A	4,811,406	6,145,558	10,569,762
ChartSpan Medical Technologies, Inc.	Series B-1 Preferred Stock	6/18/2025	N/A	N/A	140,297	179,200	355,602
ChartSpan Medical Technologies, Inc.	Series B-2 Preferred Stock	6/18/2025	N/A	N/A	219,309	280,121	541,607
ChartSpan Medical Technologies, Inc.	Series C-1 Preferred Stock	8/11/2025	N/A	N/A	848,677	1,942,197	2,366,230
Integrative Life Network, LLC	Class A Common Stock	12/12/2024	N/A	N/A	251,152	522,718	224,275
Integrative Life Network, LLC	Class B Common Stock	12/12/2024	N/A	N/A	131,534	274,186	117,458

Investments (a)	Type	Acquisition Date (g)	Interest Rate	Maturity Date (h)	Par Amount/Units (b)	Cost	Fair Value (c)	% of Net Assets
Istios Health, LLC	Series Seed Preferred Stock	6/6/2025	N/A	N/A	4,000,000	4,000,000	4,000,000
Korio, Inc.	Series A Preferred Stock	8/23/2024	N/A	N/A	11,848,341	3,500,000	3,777,486
Peregrine Health, Inc.	Series A-2B Preferred Stock	12/12/2024	N/A	N/A	38,268,696	5,085,000	6,936,063
Peregrine Health, Inc.	Series A-4 Preferred Stock	12/12/2024	N/A	N/A	21,848,748	2,876,666	3,856,738
Peregrine Health, Inc.	Series A-4B Preferred Stock	12/12/2024	N/A	N/A	922,885	121,510	162,947
Peregrine Health, Inc.	Warrants	12/12/2024	N/A	12/11/2034	22,771,633	501,824	1,215,343
Total non-controlled / affiliated equity investments						29,348,730	40,823,403	26.06%

Total Investments (f)						$97,082,777	$132,220,501	84.40%

Cash Equivalents
First American Treasury Obligations Fund	Cash equivalents	N/A	3.66%	N/A	16,132,167	$16,132,167	$16,132,167
Total Cash Equivalents						16,132,167	16,132,167	10.30%
Total Investments and Cash Equivalents						$113,214,944	$148,352,668	94.70%

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
f.
Securities exempt from registration under the Securities Act (as defined in Note 1), and are deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $132.2 million or 84.4% of the Company’s net assets.
g.
The initial acquisition dates have been included for the “restricted securities.”
h.
“Maturity Date” represents the contractual maturity date for convertible note investments. For warrants, the date presented represents the expiration date of the warrants.

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

The Shares to be issued under the Private Offering will be unlimited and have a par value of $0.01 per Share. The initial offering price for the Shares was $25.00 per Share. Thereafter, Shares are sold at the then-current net asset value (“NAV”) per Share. For purposes of the NAV per Share calculation, the net assets attributable to common shareholders are calculated after deducting the incentive allocation (the “Incentive Allocation") payable to the Investment Adviser. Accordingly, the NAV per Share reflects the deduction of the Incentive Allocation, and represents the net proceeds that are expected to be realized by common shareholders after payment of the Incentive Allocation to the Investment Adviser.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services—Investment Companies. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to a fair statement of the results for the interim periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation up to an insurance limit. The Company sweeps excess cash into a money market treasury fund on a daily basis to reduce the risk that deposits at individual financial institutions exceed the Federal Deposit Insurance Corporation insurance limit. Cash equivalents in money market mutual funds are fair valued under the market approach through the use of quoted market prices in an active market, which is the NAV of the funds, and are classified within Level 1 of the valuation hierarchy as further described below.

Income Taxes

The Company has elected to be treated as a partnership for federal income tax purposes under the Code. Thus, no Federal or State income taxes are payable by the Company. Such taxes are liabilities of the shareholders, and their respective pro-rata share of net income or loss is to be included in their respective income tax returns. Therefore, no provision for income taxes has been made in the accompanying financial statements.

The Investment Adviser intends to operate the Company in a manner intended to satisfy one or more safe harbors under which interests in the Company should not be considered readily tradable on a secondary market (or the substantial equivalent hereof) and to take the position that the Company is not a publicly traded partnership that is taxed as a corporation. Accordingly, the Company’s share repurchase program is intended to satisfy the redemption and repurchase safe harbor under Treasury Regulations Section 1.7704-1(f).

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its financial statements.

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

Management Fee:

The Company pays the Investment Adviser the Management Fee, quarterly in arrears, at an annual rate of: (i) 1.75% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance attributable to common shareholders is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance attributable to common shareholders is equal to or greater than $500,000,000. The average net asset balance attributable to common shareholders is the average of the Company’s total net asset balance attributable to common shareholders at the end of the two most recently completed calendar quarters. The Board will assess the Management Fee and has the discretion to reduce the Management Fee or grant a temporary waiver of the fee if determined to be appropriate. For the three and nine months ended September 30, 2026 and 2025, the Company did not reduce the Management Fee or grant a temporary waiver of the fee.

For the three and nine months ended September 30, 2026, the Company recorded Management Fee expense of $761,283 and $2,154,776, respectively. For the three and nine months ended September 30, 2025, the Company recorded Management Fee expense of $559,516 and $1,505,050, respectively. The Company has recorded a Management Fee payable of $761,283 and $623,305 as of September 30, 2026 and December 31, 2025, respectively.

On November 3, 2026, the Company and the Investment Adviser entered into an amendment to the Investment Advisory Agreement (the “Amendment”) to clarify that the Management Fee rate (1.75% or 1.50%, based on a $500,000,000 threshold) and the calculation of average net assets over the two most recently completed calendar quarters are each based on the Company’s net assets attributable to common shareholders. The Amendment will not affect the Management Fee, Incentive Fee or Incentive Allocation. See Note 10 – Subsequent Events.

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

For the three and nine months ended September 30, 2026 and 2025, the Company recorded Incentive Fee expense of $0 as the Company no longer pays an Incentive Fee but rather pays an Incentive Allocation, as further described below. The Company has recorded an Incentive Fee payable of $2,621,990 and $2,780,956 as of September 30, 2026 and December 31, 2025, respectively. As the Incentive Fee is no longer incurred by the Company as of January 1, 2025, this Incentive Fee payable has been “frozen” (i.e, “crystallized”) and will remain on the balance sheet until paid by the Company. When the crystallized amount is realized and distributed, it will be paid as an Incentive Fee and treated as such for tax purposes. For the nine months ended September 30, 2026, the Company paid $158,966 of Incentive Fee to the Investment Adviser related to the realized gain recognized from the sale of a Portfolio Company. As such, the crystallized amount of Incentive Fee was reduced by this payment.

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

For the three and nine months ended September 30, 2026, the Company recorded an Incentive Allocation of $509,932 and $1,075,042, respectively. For the three and nine months ended September 30, 2025, the Company recorded an Incentive Allocation of $664,921 and $3,989,511, respectively. This amount was recorded as an allocation of net assets, allocating the amount estimated to be due to the Investment Adviser related to the current portfolio. This allocation adjusted the amount of net assets attributable to common shareholders and the Incentive Allocation attributable to the Investment Adviser commensurately, with a positive allocation reducing common shareholder net assets and increasing the Investment Adviser's allocation, and a negative allocation having the opposite effect. For the three and nine months ended September 30, 2026, the Company waived $16,100 and $47,775 of Incentive Allocation, respectively. For the three and nine months ended September 30, 2025, the Company waived $16,100 and $31,500 of Incentive Allocation, respectively. The waivers were approved by the Board following each respective quarter. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

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

Since inception, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of September 30, 2026, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. No organizational and offering costs were incurred by the Company during the three and nine months ended September 30, 2026 or 2025.

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

Note 4. Investments

In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Controlled Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliated Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled / Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliated Investments” that are not otherwise “Controlled Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Non-Controlled / Non-Affiliated Investments” are defined as investments in which the Company owns less than 5.0% of the voting securities of such portfolio company.

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$48,500,000	$51,384,308	31.6%	$48,500,000	$63,321,632	47.9%
Junior secured convertible notes	2,987,272	2,987,272	1.8%	2,984,566	2,984,566	2.3%
Unsecured convertible notes	17,737,715	19,372,582	12.0%	4,250,000	4,535,559	3.4%
Preferred stock investments	56,051,087	86,226,971	53.1%	40,049,483	59,821,668	45.2%
Common stock investments	796,904	227,830	0.1%	796,904	341,733	0.3%
Warrants	501,824	2,355,159	1.4%	501,824	1,215,343	0.9%
Total	$126,574,802	$162,554,122	100.0%	$97,082,777	$132,220,501	100.0%

Refer to Note 5 - Fair Value Measurements for additional information on the fair value of the Company’s investments.

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Enterprise SaaS	31.6%	47.9%
Technology-Enabled Marketplace	14.1%	17.8%
Healthcare	54.3%	34.3%
Total	100.0%	100.0%

As of and for the three and nine months ended September 30, 2026, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the three months ended September 30, 2026	Percentage of Total Investment Income for the nine months ended September 30, 2026	Percentage of Total Assets as of September 30, 2026
Mediafly, Inc.	67.6%	68.6%	27.2%
CareSave Technologies, Inc. (d/b/a ShiftMed)	4.4%	4.5%	12.1%
ChartSpan Medical Technologies, Inc.	—	0.0%	20.5%
Peregrine Health, Inc.	4.2%	3.0%	11.0%

As of December 31, 2025 and for the three and nine months ended September 30, 2025, the Company had the following Portfolio Companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income for the three months ended September 30, 2025	Percentage of Total Investment Income for the nine months ended September 30, 2025	Percentage of Total Assets as of December 31, 2025
Mediafly, Inc.	79.9%	80.3%	38.6%
CareSave Technologies, Inc. (d/b/a ShiftMed)	5.2%	3.4%	14.4%
ChartSpan Medical Technologies, Inc.	—	—	12.5%

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

During the three months ended September 30, 2026, the Company and Mediafly, Inc. executed an amendment to the senior secured convertible notes that extended the maturity date of the notes from February 27, 2026 to February 29, 2028.

Transactions related to investments in non-controlled / affiliated companies for the three and nine months ended September 30, 2026 were as follows:

Portfolio Company	Type of Asset	Fair value as of June 30, 2026	Gross Additions	Gross Reductions[1]	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2026	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$38,201,263	$—	$—	$483,503	$38,684,766	$—
Istios Health, LLC	Preferred stock investments	7,143,933	—	—	805,660	7,949,593	—
Korio, Inc.	Unsecured convertible notes	2,000,000	—	—	57,593	2,057,593	50,411
Korio, Inc.	Preferred stock investments	4,122,961	—	—	207,213	4,330,174	—
Peregrine Health, Inc.	Unsecured convertible notes	3,000,000	—	—	114,791	3,114,791	76,667
Peregrine Health, Inc.	Preferred stock investments	13,357,947	—	—	2,009,633	15,367,580	—
Peregrine Health, Inc.	Warrants	1,796,730	—	—	558,429	2,355,159	—
Total Investments		$69,622,834	$—	$—	$4,236,822	$73,859,656	$127,078

Portfolio Company	Type of Asset	Fair value as of December 31, 2025	Gross Additions	Gross Reductions[1]	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2026	Dividend and Interest Income
Non-Controlled / Affiliated Investments
ChartSpan Medical Technologies, Inc.	Preferred stock investments	$20,533,093	$16,001,604	$—	$2,150,069	$38,684,766	$1,604
Integrative Life Network, LLC	Common stock investments	341,733	—	(211,086)	(130,647)	—	—
Istios Health, LLC	Preferred stock investments	4,000,000	—	—	3,949,593	7,949,593	—
Korio, Inc.	Unsecured convertible notes	—	2,000,000	—	57,593	2,057,593	126,027
Korio, Inc.	Preferred stock investments	3,777,486	—	—	552,688	4,330,174	—
Peregrine Health, Inc.	Unsecured convertible notes	—	3,000,000	—	114,791	3,114,791	163,333
Peregrine Health, Inc.	Preferred stock investments	10,955,748	—	—	4,411,832	15,367,580	—
Peregrine Health, Inc.	Warrants	1,215,343	—	—	1,139,816	2,355,159	—
Total Investments		$40,823,403	$21,001,604	$(211,086)	$12,245,735	$73,859,656	$290,964

1.
The “Gross Reductions” column represents the net change in investment classification from non-controlled/affiliated to non-controlled/non-affiliated at the time of transfer.

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

Note 5. Fair Value Measurements

The Company’s investments were categorized in the fair value hierarchy described in Note 2 – Significant Accounting Policies.

The following tables present the fair value hierarchy of the Company’s investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$51,384,308	$51,384,308
Junior secured convertible notes	—	—	2,987,272	2,987,272
Unsecured convertible notes	—	—	19,372,582	19,372,582
Preferred stock investments	—	—	86,226,971	86,226,971
Common stock investments	—	—	227,830	227,830
Warrants	—	—	2,355,159	2,355,159
Total investments before cash equivalents	$—	$—	$162,554,122	$162,554,122
Money market treasury fund	10,105,594	—	—	10,105,594
Total investments after cash equivalents	$10,105,594	$—	$162,554,122	$172,659,716

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Senior secured convertible notes	$—	$—	$63,321,632	$63,321,632
Junior secured convertible notes	—	—	2,984,566	2,984,566
Unsecured convertible notes	—	—	4,535,559	4,535,559
Preferred stock investments	—	—	59,821,668	59,821,668
Common stock investments	—	—	341,733	341,733
Warrants	—	—	1,215,343	1,215,343
Total investments before cash equivalents	$—	$—	$132,220,501	$132,220,501
Money market treasury fund	16,132,167	—	—	16,132,167
Total investments after cash equivalents	$16,132,167	$—	$132,220,501	$148,352,668

The following tables provide a reconciliation of the beginning and ending balances for investments for which fair value was determined using Level 3 inputs for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$55,183,987	$2,986,370	$14,684,723	$82,766,636	$217,100	$1,796,730	$157,635,546
Purchases of investments	—	—	4,000,001	—	—	—	4,000,001
Amortization of deferred loan fees	—	902	—	—	—	—	902
Net change in unrealized gain (loss)	(3,799,679)	—	687,858	3,460,335	10,730	558,429	917,673
Fair value, end of period	$51,384,308	$2,987,272	$19,372,582	$86,226,971	$227,830	$2,355,159	$162,554,122
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2026	$(3,799,679)	$—	$687,858	$3,460,335	$10,730	$558,429	$917,673

	For the nine months ended September 30, 2026
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$63,321,632	$2,984,566	$4,535,559	$59,821,668	$341,733	$1,215,343	$132,220,501
Purchases of investments	975,610	—	13,487,715	15,024,390	—	—	29,487,715
Conversion of convertible notes to preferred stock	(975,610)	—	—	977,214	—	—	1,604
Amortization of deferred loan fees	—	2,706	—	—	—	—	2,706
Net change in unrealized gain (loss)	(11,937,324)	—	1,349,308	10,403,699	(113,903)	1,139,816	841,596
Fair value, end of period	$51,384,308	$2,987,272	$19,372,582	$86,226,971	$227,830	$2,355,159	$162,554,122
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2026	$(11,937,324)	$—	$1,349,308	$10,403,699	$(113,903)	$1,139,816	$841,596

	For the three months ended September 30, 2025
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$63,142,576	$2,982,762	$4,313,720	$47,616,440	$308,085	$1,158,843	$119,522,426
Purchases of investments	—	—	—	5,466,827	—	—	5,466,827
Proceeds from deferred loan fees	—	—	—	—	—	—	—
Amortization of deferred loan fees	—	902	—	—	—	—	902
Net change in unrealized gain (loss)	381,241	—	200,005	1,392,712	(2,731)	(16,399)	1,954,828
Fair value, end of period	$63,523,817	$2,983,664	$4,513,725	$54,475,979	$305,354	$1,142,444	$126,944,983
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2025	$381,241	$—	$200,005	$1,392,712	$(2,731)	$(16,399)	$1,954,828

	For the nine months ended September 30, 2025
	Senior secured convertible notes	Junior secured convertible notes	Unsecured convertible notes	Preferred stock investments	Common stock investments	Warrants	Total investments
Fair value, beginning of period	$54,401,998	$—	$—	$30,158,406	$796,904	$501,824	$85,859,132
Purchases of investments	1,500,000	3,000,000	4,250,000	16,466,826	—	—	25,216,826
Proceeds from deferred loan fees	—	(18,000)	—	—	—	—	(18,000)
Amortization of deferred loan fees	—	1,664	—	—	—	—	1,664
Net change in unrealized gain (loss)	7,621,819	—	263,725	7,850,747	(491,550)	640,620	15,885,361
Fair value, end of period	$63,523,817	$2,983,664	$4,513,725	$54,475,979	$305,354	$1,142,444	$126,944,983
Net change in unrealized gain (loss) included in earnings related to financial instruments held as of September 30, 2025	$7,621,819	$—	$263,725	$7,850,747	$(491,550)	$640,620	$15,885,361

There were no transfers into or out of Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025.

The following provides information on Level 3 investments held by the Company that were valued at September 30, 2026, and December 31, 2025, based on unobservable inputs.

	Fair value as of September 30, 2026	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]	Impact to Valuation from an Increase in Input[2]
Senior secured convertible notes[3]	$51,384,308	Discounted expected return	Discount rate	42.1% - 42.1% (42.1%)	Decrease
			Term	1.0 - 1.0 Years (1.0 Years)	Decrease
Junior secured convertible notes	2,987,272	Recent transaction	Transaction price	N/A	N/A
Unsecured convertible notes	19,372,582	Recent transaction	Transaction price	N/A	N/A
		Discounted expected return	Discount rate	23.4% - 28.0% (26.9%)	Decrease
			Term	0.8 - 1.6 Years (1.1 Years)	Decrease
Preferred stock investments	86,226,971	Market approach	Revenue Multiples	2.8x - 8.8x (5.1x)	Increase
			Volatility	35.0% - 65.0% (53.4%)	Increase
			Estimated time to exit (in years)	1.0 - 5.0 Years (2.8 Years)	Decrease
Common stock investments[3]	227,830	Market approach	Revenue Multiples	1.3x - 1.3x (1.3x)	Increase
			Volatility	35.0% - 35.0% (35.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Warrants[3]	2,355,159	Market approach	Revenue Multiples	2.8x - 2.8x (2.8x)	Increase
			Volatility	55.0% - 55.0% (55.0%)	Increase
			Estimated time to exit (in years)	3.0 - 3.0 Years (3.0 Years)	Decrease
Total	$162,554,122

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

Note 6. Commitments and Contingencies

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications as of September 30, 2026 or December 31, 2025.

Additionally, from time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and the Company’s allocation may change prior to the date of funding. The Company’s disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of September 30, 2026 and December 31, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan Medical Technologies, Inc. in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing.

See Note 3 – Related Party Transactions for further information on the Company’s Expense Reimbursement Agreement with the Investment Adviser.

The Company is not currently subject to any material legal proceedings or threatened legal proceedings against the Company.

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

Note 7. Borrowings

As of September 30, 2026 and December 31, 2025, the Company has not entered into any credit facilities or engaged in any borrowing transactions.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.01 per Share par value.

The following table summarizes transactions in Shares for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Shares
Subscriptions	194,814	$6,742,500	333,797	$11,068,699
Repurchase of shares	(105,319)	(3,664,041)	—	—
Early repurchase deduction	—	2,675	—	—
Net increase (decrease)	89,495	$3,081,134	333,797	$11,068,699

	For the Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Shares
Subscriptions	747,376	$25,608,622	834,999	$26,260,199
Repurchase of shares	(105,319)	(3,664,041)	—	—
Early repurchase deduction	—	2,675	—	—
Net increase (decrease)	642,057	$21,947,256	834,999	$26,260,199

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

The following table summarizes each NAV per Share as of the dates listed below:

As of	NAV Per Share
July 12, 2023	$25.00
August 24, 2023	$25.00
September 30, 2023	$25.58
December 31, 2023	$26.42
March 31, 2024	$27.30
June 30, 2024	$28.60
September 30, 2024	$29.54
December 31, 2024	$29.83
March 31, 2025	$31.13
June 30, 2025	$33.16
September 30, 2025	$33.61
December 31, 2025	$34.51
March 31, 2026	$33.36
June 30, 2026	$34.61
September 30, 2026	$34.79

Distributions

The following tables summarize distributions declared by the Company during the three and nine months ended September 30, 2026 and 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.0166	$78,695
June 29, 2026	Quarterly	June 30, 2026	July 15, 2026	$0.0162	$79,656
September 29, 2026	Quarterly	September 29, 2026	October 15, 2026	$0.0157	$80,256

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.02	$73,252
September 25, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.02	$79,928

Share Repurchase Program

The Company does not intend to list its Shares on a securities exchange and does not expect there to be a public market for its Shares.

Beginning three years after August 24, 2023, the date on which the Company broke escrow for the initial Private Offering of Shares, and at the discretion of the Board, the Company may offer to repurchase between 4% and 9% of its outstanding Shares (by number of Shares) annually. To the extent the Company offers to repurchase Shares during an annual period, it expects to do so pursuant to tender offers as of the applicable quarter-end, at a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter. Shares that have been outstanding for less than one year are repurchased at 98% of such NAV (the “Early Repurchase Deduction”). The Early Repurchase Deduction is retained by the Company for the benefit of remaining shareholders. Each repurchase request period will be at least 20 business days after the repurchase offer is announced. The repurchase of Shares will not occur until at least 60 days after the shareholder has notified the Company in writing of their intention to tender, and the repurchase price will not be established until at least 60 days after receipt of that notice.

The Board may amend or suspend the share repurchase program if, in its reasonable judgment, such action is in the best interest of the Company and its shareholders, such as when a repurchase offer would place an undue burden on liquidity, adversely affect operations, or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available annually. Should the Board suspend the share repurchase program, the Board will consider on a quarterly basis whether continued suspension is in the best interest of the Company and its shareholders. The Company intends to conduct repurchase offers in accordance with Rule 13e-4 under the Securities Exchange Act of 1934, as amended, and the Investment Company Act of 1940, as amended (the “1940 Act”).

The following table presents the share repurchases completed during the three and nine months ended September 30, 2026:

Tender Offer Commencement Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased[1]	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased[2]	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program[3]
July 20, 2026	August 14, 2026	245,851	105,319	2.14%	$34.79	September 30, 2026	$3,661,366	—

1.
Percentage is based on total shares outstanding as of the close of the previous calendar quarter.
2.
Amount shown is net of Early Repurchase Deduction.
3.
All repurchase requests were satisfied in full.

There were no share repurchases completed during the three and nine months ended September 30, 2025.

Note 9. Financial Highlights

The financial highlights for the nine months ended September 30, 2026 and 2025 are as follows:

	For the nine months ended September 30,
	2026	2025
Per Share Activity
Net asset value per share attributable to common shareholders, beginning of period	$34.51	$29.83
Net investment income (loss)[1]	0.43	0.55
Net realized and unrealized gain (loss)[1]	0.11	4.36
Net increase (decrease) in net assets resulting from operations	0.54	4.91
Distributions paid (declared) to shareholders[1]	(0.05)	(0.04)
Incentive Allocation attributable to the Investment Adviser[1]	(0.21)	(1.09)
Net increase (decrease) in net assets attributable to common shareholders	0.28	3.78
Net asset value per share attributable to common shareholders, end of period	$34.79	$33.61
Number of Shares outstanding at end of period	5,006,506	3,996,368
Total return before Incentive Allocation[2]	1.56%	16.46%
Total return after Incentive Allocation[2]	0.96%	12.81%
Ratios to Average Net Assets Attributable to Common Shareholders:
Net assets attributable to common shareholders, end of period	$174,196,217	$134,337,107
Net investment income (loss) before Incentive Allocation[3]	1.68%	2.27%
Net investment income (loss) after Incentive Allocation[3]	1.04%	(1.11)%
Total expenses before Incentive Allocation[3]	2.57%	2.90%
Total expenses after Incentive Allocation[3]	3.21%	6.28%
Portfolio turnover[4]	0.00%	0.00%

1.
Calculated based on weighted average shares outstanding during the period.
2.
Total return is not annualized and represents the total return for the nine months ended September 30, 2026 and 2025 before and after the Incentive Allocation. Total return displayed is net of all fees, including all operating expenses such as management fees and general and administrative expenses. Total return is calculated as the change in net asset value (“NAV”) per Share attributable to common shareholders plus declared distributions per share, divided by the beginning NAV per Share attributable to common shareholders (which for the purposes of this calculation is equal to the net offering price in effect at that time).
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

Share Issuance

As of October 1, 2026, the Company sold 263,438 Shares at a price of $34.79 per Share (with the final number of Shares being determined on October 14, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $9,165,000.

Distributions

On October 15, 2026, the Company paid the distribution of $0.0157 per share to shareholders of record as of September 29, 2026, for a total amount of $80,256.

Share Repurchase Program

On October 15, 2026, the Company paid $3,661,366 to tendering shareholders in full settlement of the repurchase payable under the tender offer. This amount represents the NAV of the Shares accepted for purchase as of September 30, 2026, less the Early Repurchase Deduction where applicable.

Amendment to Investment Advisory Agreement

On November 3, 2026, the Company and the Investment Adviser entered into an amendment to the Investment Advisory Agreement to clarify that the Management Fee rate (1.75% or 1.50%, based on a $500,000,000 threshold) and the calculation of average net assets over the two most recently completed calendar quarters are each based on the Company’s net assets attributable to common shareholders. The Amendment will not affect the Management Fee, Incentive Fee or Incentive Allocation. The Amendment was approved by the Board, including a majority of the trustees who are not “interested persons” of the Company (as defined in the 1940 Act), on November 3, 2026. See Note 3 – Related Party Transactions.

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
•
the actual costs incurred by the Investment Adviser or a third party engaged by the Investment Adviser in connection with management and servicing of the Company’s investments, as applicable, provided that the Company’s responsibility for such costs shall be limited to an amount that is usual and customary for the provision of such services in the geographic area of the investment, as applicable;
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

Since inception, the Investment Adviser has incurred reimbursable organizational expenses and offering costs of $364,014 and $135,986, respectively, that will be payable when the Company has raised $250 million of capital. As the Company has not raised capital of $250 million as of September 30, 2026, reimbursement of organization and offering costs was deemed not probable and therefore, is not recorded as a liability. These costs were incurred by the Investment Adviser prior to the Commencement of Operations and as such, are not presented on the statements of operations as an expense and corresponding waiver of expense for the three and nine months ended September 30, 2026 or 2025.

Investment Activity

For the nine months ended September 30, 2026, the Company invested $29.5 million into portfolio companies as further described below.

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

On June 9, 2026, the Company invested $1.0 million into an unsecured convertible note of ChartSpan Medical Technologies, Inc. (“ChartSpan”). On June 16, 2026, in connection with ChartSpan's Series D preferred equity financing, the Company invested an additional $15.0 million in Series D Preferred Stock, and the outstanding principal and accrued interest on the June 9, 2026 convertible note converted into Series D Preferred Stock on the same terms. In total, the Company invested $16.0 million in ChartSpan during the second quarter.

On July 31, 2026, the Company invested $2.0 million into an unsecured convertible note of Kythera Labs, Inc. (“Kythera”). The unsecured convertible note has an interest rate of 12% and matures on October 31, 2027.

On September 30, 2026, the Company invested $2.0 million into an unsecured convertible note of Fenyx Health Holdings, Inc. (“Fenyx”). The unsecured convertible note has an interest rate of 8% and matures on January 5, 2027.

For the nine months ended September 30, 2025, the Company acquired $25.2 million aggregate principal amount of investments.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investments:
Total investments, beginning of period	$122,573,899	$94,114,145	$97,082,777	$74,381,385
New investments purchased	4,000,001	5,466,828	29,487,715	25,216,826
Conversion of convertible note interest to preferred stock	—	—	1,604	—
Proceeds from deferred loan fees	—	—	—	(18,000)
Amortization of deferred loan fees	902	902	2,706	1,664
Investments sold	—	—	—	—
Total Investments, End of Period	$126,574,802	$99,581,875	$126,574,802	$99,581,875

Number of portfolio companies	11	9	11	9

Our investments consisted of the following:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Senior secured convertible notes	$48,500,000	$51,384,308	31.6%	$48,500,000	$63,321,632	47.9%
Junior secured convertible notes	2,987,272	2,987,272	1.8%	2,984,566	2,984,566	2.3%
Unsecured convertible notes	17,737,715	19,372,582	12.0%	4,250,000	4,535,559	3.4%
Preferred stock investments	56,051,087	86,226,971	53.1%	40,049,483	59,821,668	45.2%
Common stock investments	796,904	227,830	0.1%	796,904	341,733	0.3%
Warrants	501,824	2,355,159	1.4%	501,824	1,215,343	0.9%
Total	$126,574,802	$162,554,122	100.0%	$97,082,777	$132,220,501	100.0%

Our weighted average yields on the convertible notes as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average yields, at amortized cost:
Senior secured convertible notes	10.0%	10.0%
Junior secured convertible notes	10.5%	10.5%
Unsecured convertible notes	10.0%	12.0%
Total convertible notes	10.0%	10.2%

The weighted average yield of our income-producing investments is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for each respective period. There can be no assurance that the weighted average yield will remain at its current level.

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Enterprise SaaS	31.6%	47.9%
Technology-Enabled Marketplace	14.1%	17.8%
Healthcare	54.3%	34.3%
Total	100.0%	100.0%

The geographic composition of investments at fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Mid-Atlantic	$14,986,753	$22,882,130	14.0%	$14,984,047	$23,539,907	17.8%
Midwest	52,269,120	55,395,546	34.1%	48,500,000	63,321,632	47.9%
Northeast	7,500,001	8,387,768	5.2%	3,500,000	3,777,486	2.9%
Southeast	47,818,928	67,939,085	41.8%	26,098,730	37,581,476	28.4%
Southwest	4,000,000	7,949,593	4.9%	4,000,000	4,000,000	3.0%
Total	$126,574,802	$162,554,122	100.0%	$97,082,777	$132,220,501	100.0%

Geographic composition is determined by the location of the principal place of business of each portfolio company. Geographic regions are defined as: Northeast, for the states of CT, ME, MA, NH, NJ, NY, PA, RI and VT; Mid-Atlantic, for the states of DE, MD, VA and WV and the District of Columbia; Southeast, for the states of AL, AR, FL, GA, KY, LA, MS, NC, SC and TN; Midwest, for the states of IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD and WI; Southwest, for the states of AZ, NM, OK and TX; and West, for the states of AK, CA, CO, HI, ID, MT, NV, OR, UT, WA and WY.

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

Portfolio Updates

The Company posted a net return of 0.6% for the three months ended September 30, 2026. Overall, the portfolio continued to deliver strong operating progress. Ongoing multiple compression continues to drag on performance, resulting in a broadly flat quarter. We remain focused on helping portfolio companies drive results and build durable competitive positions to create value across market cycles. The Investment Adviser remains confident in the long-term prospects of the portfolio, supported by the durable competitive positioning of its portfolio companies and continued advances in artificial intelligence.

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

Fenyx is a licensed health insurance carrier offering Medicare Advantage Medical Savings Account (MSA) plans to employers, unions, and other organizations. Plans pair a high-deductible structure with a Centers for Medicare & Medicaid Services-funded savings account (similar to an HSA), and members can see any Medicare-accepting provider without a network.

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

Kythera is a data management and analytics platform designed to process healthcare data. Leveraging the power of machine learning, Kythera diligently searches for signals within the data to report and predict behavioral patterns of patients, practitioners, health systems, and payers.

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

Peregrine is a national mental health platform with a comprehensive behavioral health solution that provides telehealth technology, operational support, and expert guidance. With it, Peregrine streamlines care coordination and accessibility for underserved markets. Peregrine divested its brick-and-mortar business into a separate entity, Integrative Life Network, LLC.

Rhyme is a healthcare technology company that connects payers and providers on a single network to automate prior authorization decisions in real time, eliminating the faxes, phone calls, and portal visits that traditionally bog down the process.

Pipeline Considerations

Below is the near-term pipeline of potential deals, which the Company is considering as of September 30, 2026. Note that all deals listed are speculative and for illustrative purposes. There is no guarantee any of the deals listed will be executed as listed below:

Company Profile	Estimated Investment Timing	Projected Investment Amount
Novel Medicare Advantage Insurer	2H 2026	$3.0 million
Tech-Enabled Insurance Brokerage	1H 2027	$10.0 million
AI-Enabled Behavioral Health Managed Services Platform	1H 2027	$3.0 million

Results of Operations and Net Assets Attributable to Common Shareholders

The following table represents the operating results for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$1,834,562	$1,551,551	$5,363,092	$4,581,081
Total expenses	1,204,242	934,899	3,244,351	2,565,335
Net investment income (loss)	630,320	616,652	2,118,741	2,015,746
Net unrealized gain (loss)	917,673	1,954,827	841,596	15,885,361
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,547,993	$2,571,479	$2,960,337	$17,901,107
Incentive Allocation attributable to the Investment Adviser	509,932	664,921	1,075,042	3,989,511
Net Increase (Decrease) in Net Assets Attributable to Common Shareholders	$1,038,061	$1,906,558	$1,885,295	$13,911,596

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

As of January 1, 2025, the Investment Advisory Agreement was amended to re-characterize the Incentive Fee to an Incentive Allocation for tax purposes. For the three and nine months ended September 30, 2026 and 2025, the Incentive Allocation is displayed as a separate line item below net assets resulting from operations.

Investment Income

Investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$1,834,562	$1,551,551	$5,363,092	$4,581,081
Total Investment Income	$1,834,562	$1,551,551	$5,363,092	$4,581,081

Interest income is primarily driven by accrued interest on the convertible note investments.

Expenses

Expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$761,283	$559,516	$2,154,776	$1,505,050
Professional fees	292,647	221,540	653,429	644,359
Board of Trustees’ fees	54,482	64,557	182,519	193,145
Administration fees	46,143	45,310	125,915	129,181
Other general and administrative expenses	49,687	43,976	127,712	93,600
Total expenses	$1,204,242	$934,899	$3,244,351	$2,565,335

Management Fees

Management Fees are payable quarterly in arrears at an annual rate of: (i) 1.75% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance attributable to common shareholders is less than $500,000,000; and (ii) 1.50% of the Company’s average net assets attributable to common shareholders if the Company’s total net asset balance attributable to common shareholders is equal to or greater than $500,000,000. The average net asset balance attributable to common shareholders is the average of the Company’s total net asset balance attributable to common shareholders at the end of the two most recently completed calendar quarters.

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

Income Taxes

We have elected to be taxed as a partnership. As a partnership, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that are allocated to our shareholders from our tax earnings and profits. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any U.S. federal income taxes.

Net Change in Unrealized Gain (Loss)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net change in unrealized gain (loss) was composed of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on investments	$917,673	$1,954,827	$841,596	$15,885,361
Net Change in Unrealized Gain (Loss) on Investments	$917,673	$1,954,827	$841,596	$15,885,361

The net change in unrealized gains (losses) for the three and nine months ended September 30, 2026 and 2025 was due to the appreciation/depreciation in value in the Company’s portfolio investments.

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

The following table represents the Incentive Allocation attributable to the Investment Adviser for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Incentive allocation attributable to the Investment Adviser	$509,932	$664,921	$1,075,042	$3,989,511
Incentive Allocation Attributable to the Investment Adviser	$509,932	$664,921	$1,075,042	$3,989,511

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

For the three and nine months ended September 30, 2026, we waived $16,100 and $47,775 of Incentive Allocation, respectively. For the three and nine months ended September 30, 2025, we waived $16,100 and $31,500 of Incentive Allocation, respectively. The waivers were approved by the Board following each respective quarter. After the Incentive Fee payable has been distributed as described above, all future accruals and distributions related to the Incentive Allocation, when realized and distributed, will be paid as the Incentive Allocation and treated as such for tax purposes.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the proceeds of any offering of Shares and from cash flows from proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. While credit facilities are permitted to be utilized, we do not expect them to be a large portion of the funding of investments. The primary use of cash will be investments in portfolio companies, payments of expenses and payment of cash distributions to shareholders. The cash balance as of September 30, 2026 is expected to be sufficient for our investing activities and to continue to conduct our operations.

Net Assets

In connection with the formation, we have the authority to issue unlimited common shares, $0.01 per Share par value. On July 12, 2023, the Investment Adviser purchased 400 Shares to capitalize the Company. On August 24, 2023, we accepted subscription requests, broke escrow, and commenced investment activities.

The following table sets forth Share issuances life-to-date through the period ended September 30, 2026.

	NAV	Shares	Amount
July 12, 2023	$25.00	400	$10,000
August 24, 2023	$25.00	1,389,142	$34,728,548
October 1, 2023	$25.58	644,663	$16,490,475
January 1, 2024	$26.42	380,003	$10,039,676
April 1, 2024	$27.30	313,506	$8,558,720
July 1, 2024	$28.60	148,580	$4,249,400
October 1, 2024	$29.54	285,075	$8,421,100
January 2, 2025	$29.83	316,108	$9,429,500
April 1, 2025	$31.13	185,094	$5,762,000
July 1, 2025	$33.16	333,797	$11,068,699
October 1, 2025	$33.61	368,081	$12,371,200
January 2, 2026	$34.51	376,214	$12,983,147
April 1, 2026	$33.36	176,348	$5,882,975
July 1, 2026	$34.61	194,814	$6,742,500
October 1, 2026	$34.79	263,438	$9,165,000

Distributions and Share Repurchases

We expect to make distributions following the liquidation of one or more of our investments and upon receipt of cash interest payments from our convertible note investments. Distributions will only be available to the extent there is cash flow from any such liquidations. The following table summarizes distributions declared by the Company during the three and nine months ended September 30, 2026:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
March 30, 2026	Quarterly	March 31, 2026	April 16, 2026	$0.0166	$78,695
June 29, 2026	Quarterly	June 30, 2026	July 15, 2026	$0.0162	$79,656
September 29, 2026	Quarterly	September 29, 2026	October 15, 2026	$0.0157	$80,256

The following table summarizes distributions declared by the Company during the three and nine months ended September 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Per Share Amount	Distribution Paid
June 27, 2025	Quarterly	June 30, 2025	July 16, 2025	$0.02	$73,252
September 25, 2025	Quarterly	September 30, 2025	October 16, 2025	$0.02	$79,928

Our share repurchase program provides shareholders with limited liquidity, as we do not expect a public market for our Shares to develop. Repurchase offers are made at the Board’s discretion, generally on an annual basis, at a price equal to the NAV per Share as of the applicable quarter-end, subject to a 2% Early Repurchase Deduction for Shares held less than one year. In July 2026, we commenced a tender offer (the “Tender Offer”) under the program to repurchase up to 245,851 Shares, which expired on August 14, 2026. We accepted for purchase all 105,319 Shares that were validly tendered and not withdrawn, and we paid $3,661,366 to tendering shareholders on October 15, 2026. The following table presents the share repurchases completed during the three and nine months ended September 30, 2026:

Tender Offer Commencement Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased[1]	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased[2]	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program[3]
July 20, 2026	August 14, 2026	245,851	105,319	2.14%	$34.79	September 30, 2026	$3,661,366	—

1.
Percentage is based on total shares outstanding as of the close of the previous calendar quarter.
2.
Amount shown is net of Early Repurchase Deduction.
3.
All repurchase requests were satisfied in full.

We did not make any share repurchases for the three and nine months ended September 30, 2025.

Borrowings

We do not have any debt obligations nor any preferred shares as of September 30, 2026 or December 31, 2025. As such, we are in compliance with the 200% asset coverage requirement under the 1940 Act.

Off-Balance Sheet Arrangements

From time to time, the Investment Adviser may allocate future expected amounts to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the allocation and our allocation may change prior to the date of funding. Our disclosure of unfunded contractual commitments includes only those commitments that are available at the request of the Portfolio Company and are unencumbered by milestones. In this regard, as of September 30, 2026 and December 31, 2025, the Company has committed but not yet funded up to $3.5 million in a secondary transaction with third-party investors of ChartSpan Medical Technologies, Inc. in connection with a co-investment with an affiliated fund. The final amounts are subject to capital availability and timing.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026 and December 31, 2025, management was not aware of any material pending or threatened litigation.

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

Recent Developments

Subscriptions

As of October 1, 2026, the Company sold 263,438 Shares at a price of $34.79 per Share (with the final number of Shares being determined on October 14, 2026) to accredited investors in a private placement of Shares for an aggregate purchase price of $9,165,000.

	NAV	Shares	Amount
October 1, 2026	$34.79	263,438	$9,165,000

Distributions

On October 15, 2026, the Company paid the distribution of $0.0157 per share to shareholders of record as of September 29, 2026, for a total amount of $80,256.

Share Repurchase Program

On October 15, 2026, the Company paid $3,661,366 to tendering shareholders in full settlement of the repurchase payable under the tender offer. This amount represents the NAV of the Shares accepted for purchase as of September 30, 2026, less the Early Repurchase Deduction where applicable.

Amendment to Investment Advisory Agreement

On November 3, 2026, the Company and the Investment Adviser entered into an amendment to the Investment Advisory Agreement to clarify that the Management Fee rate (1.75% or 1.50%, based on a $500,000,000 threshold) and the calculation of average net assets over the two most recently completed calendar quarters are each based on the Company’s net assets attributable to common shareholders. The Amendment will not affect the Management Fee, Incentive Fee or Incentive Allocation. The Amendment was approved by the Board, including a majority of the trustees who are not “interested persons” of the Company (as defined in the 1940 Act), on November 3, 2026. See Note 3 – Related Party Transactions.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates, including changes due to inflation. Our current portfolio of investments includes fixed-rate convertible notes that are generally short-term in nature. We do not have any debt obligations as of September 30, 2026 or December 31, 2025. Significant changes in interest rates could impact the ability of our portfolio companies to meet their debt obligations or could impact our ability to negotiate transactions, both positively and negatively.

Credit Risk

Credit risk arises from the possibility that borrowers or counterparties may fail to meet their financial obligations. Although our debt investments will primarily consist of convertible notes, we may nonetheless be subject to losses arising from defaults. Therefore, the value of the underlying collateral, the creditworthiness of the borrower, and the priority of the convertible notes are each of great importance. The Investment Adviser actively manages this risk by evaluating the creditworthiness and financial condition of borrowers. Additionally, the Investment Adviser seeks to diversify the Company's portfolio of investments to mitigate the impact of any individual credit exposure. While the Investment Adviser believes that the credit risk exposure is manageable, changes in economic conditions or customer credit profiles could impact the collectability of the receivables and the performance of our investments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Investment Adviser is currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceedings threatened against the Company or the Investment Adviser.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Our share repurchase program provides shareholders with limited liquidity, as we do not expect a public market for our Shares to develop. Repurchase offers are made at the Board’s discretion, generally on an annual basis, at a price equal to the NAV per Share as of the applicable quarter-end, subject to a 2% Early Repurchase Deduction for Shares held less than one year. In July 2026, we commenced a tender offer under the program to repurchase up to 245,851 Shares, which expired on August 14, 2026. We accepted for purchase all 105,319 Shares that were validly tendered and not withdrawn, and we paid $3,661,366 to tendering shareholders on October 15, 2026. The following table presents the share repurchases completed during the three and nine months ended September 30, 2026:

Tender Offer Commencement Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased[1]	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased[2]	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program[3]
July 20, 2026	August 14, 2026	245,851	105,319	2.14%	$34.79	September 30, 2026	$3,661,366	—

1.
Percentage is based on total shares outstanding as of the close of the previous calendar quarter.
2.
Amount shown is net of Early Repurchase Deduction.
3.
All repurchase requests were satisfied in full.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 3, 2026, the Company and the Investment Adviser entered into an amendment to the Investment Advisory Agreement (the “Amendment”) to clarify that the Management Fee rate (1.75% or 1.50%, based on a $500,000,000 threshold) and the calculation of average net assets over the two most recently completed calendar quarters are each based on the Fund’s net assets attributable to common shareholders. The Amendment will not affect the Management Fee, Incentive Fee or Incentive Allocation. The Amendment was approved by the Board, including a majority of the trustees who are not “interested persons” of the Company (as defined in the 1940 Act), on November 3, 2026. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. See also Note 3 – Related Party Transactions to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust
3.2	Bylaws
10.1

Second Amended and Restated Investment Advisory Agreement, dated as of January 1, 2025, by and between the Company and BIP Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2025)

10.2*	Amendment to the Investment Advisory Agreement, dated as of November 3, 2026, by and between the Company and BIP Capital, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIP Ventures Evergreen BDC

By:	/s/ Mark Buffington
Name: Mark Buffington
Title: Chief Executive Officer and Chairman of the Board of Trustees

Date: November 6, 2026

BIP Ventures Evergreen BDC

By:	/s/ Todd Knudsen
Name: Todd Knudsen
Title: Chief Financial Officer

Date: November 6, 2026